Form 10-K
period 2010-12-31
SPECIALTY CONTRACTORS, INC.
filed 2011-04-11
CIK 1489039

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2010

SPECIALTY CONTRACTORS, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-166057	27-1897718
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification)

1541 E. I-30, Rockwall, Texas 75087
 (Address of principal executive offices (zip code))

(469) 766-7629
 (Registrant’s telephone number, including area code)

(Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been  subject to such filing  requirement  for the past 90 days   Yes [X]   No [   ].

Indicate by check mark whether the registrant is a large accelerated  filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated  filer,"  "accelerated filer" and  smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [  ]   No [X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2010: $0

Shares of common stock outstanding at March 31, 2011:    6,450,000

PART I.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

ITEM 1.                      DESCRIPTION OF BUSINESS

 Specialty Contractors, Inc. ( the “Company” or “SPECIALTY” or “we”) was formed November 18, 2009 under the laws of the State of Nevada. SPECIALTY’s wholly owned subsidiary, Texas Deco Pierre, LLC (“TEXAS DECO”) was formed October 15th, 2009 specifically to act as a subsidiary to Specialty Contractors, Inc. TEXAS DECO began operations in November, 2009.

Business Model Overview:

TEXAS DECO performs specialty contracting services, specifically concentrating on outside construction and design relating to stone, brick, and wood structures such as facades, outdoor kitchens, grills, retaining walls, and garden structures. In general, they are referred to as specialty stone structures or creations.

The business operations were started in November 2009 and there was no pre-existing business before the formation of the company and its operating subsidiary.

Our President has operated the business for over a year now and has provided the technical expertise since the beginning. His experience with construction, though limited, when coupled with common sense and customer care, is sufficient to give him the understanding and expertise necessary to complete the projects

The nature of our business is that we have very few if any repeat customers. We typically perform repair, updating or upgrading projects which are one-time projects. As such, our business model requires an on-going sales culture to maintain a backlog of work to be performed. As of December 31, 2010, we have a backlog of approximately $20,000 in orders for our products and services.  These jobs are construction remodel jobs, specifically resurfacing exterior walls of existing structures.

Current Business Model:

Our product offering includes building facades, mailboxes, outdoor kitchens, outdoor grills, retaining walls, garden structures, and home remodeling. We use all types of materials such as stone, brick, and wood. Our designs can be custom tailored to the client’s preferences or selected from an inventory of pre-fabricated designs.

The company offers design-build services including layout, materials to be used, and construction of the final project. The company specializes in outdoor projects, specifically patio and backyard improvements. The selection of specialty contractors for a design-build project and the process used in defining the role that each specialty will play on a project are some of the most critical decisions owners and design-builders make on a project. If selected carefully and allowed to bring their expertise to the table, specialty contractors can greatly benefit the outcome of a project, favorably impacting its budget, schedule and quality. The importance of the selection process and role that the specialty fills on a building project is outlined in DBIA’s Design-Build Manual of Practice Document Number 309: “Selecting Specialty Contractors.”

The role of the specialty contractor in design-build can take many forms, depending on the project, the owner, the primary design-builder and the contract arrangements.  Involvement in the early stages of the schematic design phase of a project enables the specialty contractor to contribute true value services that enhance the project’s design and positively affect the budget and schedule.

Following is an overview of our current product offerings:

Outdoor Kitchen Design and Build:
Outdoor kitchens have become very popular, often including items that previously were considered in-home appliances. Large, stone or brick patio areas include accessories such as large open pit or traditional oven assemblies, outdoor refrigerators, cabinets, and seating areas. Design of these entertainment areas are essential for enhancing functionality and enjoyment of gatherings. Aesthetics are of key importance. As a package, we are able to design a layout based on customer need, preference, and purpose and then contract to have the plans built to order.

Outdoor Grill Patios and Accessories:
As with the outdoor kitchen concept, grills are becoming focus points for outdoor activities. Our ability to design and build around a grill based activity pattern is one of our primary strengths. To complement our design and build concept, we also assist the client in purchasing the grill of their choice from a grill manufacturer.

Retaining Walls:
Retaining walls are built to restrain or to aesthetically enhance a garden. As such, walls can be comprised of brick, stone, masonry, or wood. Retaining walls are integral to a gardens overall ambiance. We offer not only electronic imagery in the design phase, but also work with the client on personal preference and desired aesthetics.

Garden Structures:
Garden structures include gazebos, decks, patios, arbors, and trellises. We have numerous styles which can be further custom modified to suit any client’s preference. These are sold in kits and can be shipped anywhere in the continental United States and Canada.

Our target market is home renovation and improvement. The Company anticipates increasing revenues by internet advertising as well as partnering with local home building and construction companies. We believe our product offering is a value-added approach to home renovation and improvement. Currently, home building and home improvement projects are dependent on national and local economic factors. The homebuilding industry is a leading indicator of overall economic health. Per an Associated Press article published 6/16/2010 written by Alan Zibel, "The economy is growing and the housing market is still in recession," said Eugenio Aleman, senior economist with Wells Fargo Securities. "It's not going to contribute to growth, but it is not going to pull the economy back down." Overall, new home and apartment construction fell 10 percent in May to a seasonally adjusted annual rate of 593,000, the Commerce Department said. April's figure was revised downward to 659,000. Applications for new building permits — a sign of future activity — sank 5.9 percent to an annual rate of 574,000. That was the lowest level in a year. Builders are scaling back now that tax credits of up to $8,000 have expired. The biggest evidence of that trend: the number of new single-family homes tumbled 17 percent, the largest monthly drop since January 1991”.

The Company believes that there are healthy local and regional economies that will continue to experience home building and home improvement projects.  For example, the state of Texas is a healthy regional economy experiencing growth. According to a 2010 report by Texas A&M University Real Estate Center on the Texas economy, they state “Texas' economic recovery is strengthening. After 16 months of job losses, the state's economy experienced its third month of positive annual employment growth. The growth rate from July 2009 to July 2010 was 1.3 percent compared with a rate close to zero percent for the nation. The state’s private sector posted a positive annual employment growth rate of 1.2 compared with a zero percent for the United States.”

Specific to outdoor kitchens, which are a more involved, expensive and intricate product offering, these projects can be considered a luxury item. However, as the Southeastern and southwestern states increase in population, the milder weather affords more outdoor activity. To that end, those that choose can upgrade a typical outdoor grill patio area to an outdoor kitchen design for a more comfortable living experience.  Population increases in coastal regions, especially the southeast and Gulf of Mexico, is driven by industry and retirees. Those representing retirees also represent an opportunity for our company as they generally have money saved to spend on quality of life products such as outdoor living centers. For example, due to the milder weather in the southern states, more lifestyle activities can take place outdoors. Our outdoor kitchen designs provide an alternative for those choosing to spend greater time outdoors.

According to The US Department of Commerce’s report on population trends along the coastal US between 1980 and 2008, the total coastal population between the years 1980 and 2003 increased by 33 million people or 28 percent, roughly consistent with the nation’s rate of increase. Coastal population within the Pacific region showed the largest gain during this time with almost 12 million people, followed by the Northeast with 8 million people. The Southeast region, however, exhibited the largest rate of change with a 58 percent increase, followed by the Pacific at 46 percent, and the Gulf of Mexico at 45 percent. The rate of growth in the Northeast and Great Lakes regions was considerably smaller with 18 percent and 6 percent increases, respectively. The Southeast has increasingly become a leading destination for retirees and job-seekers. Between the years 1995 and 2000, the Census Bureau reported that the highest levels of migration were to states that fall within the Southeast region and the Gulf of Mexico region, particularly to Florida, Georgia, and North Carolina (Franklin, 2003).

We currently are generating revenue exclusively through construction and improvement work. We construct outdoor living centers concentrating on atheistically appealing patio designs that include stone, brick, or wood features. These may include decks, stone walkways, brick grills, and retaining walls.  Our design activity is expected to increase as we build a portfolio of completed projects. Our designs will be customized and tailored to customers desires and specifications, however features used may be similar to those used by the company in the past.  It is anticipated we will perform design work on a fee basis, however we may elect to perform design work on an all inclusive basis to secure the work to be performed. We do not anticipate design income to be a significant revenue stream, rather we anticipate construction income to generate the majority of revenues.

At present, our market territory is primarily local, soliciting business through word-of-mouth and advertising in the phone book and through print advertising. We continue to develop our local market.

Business Model Development & Growth Plans:

We plan to further develop our design inventory and develop a website highlighting our product offerings. However, we have not completed our website at this time. We are currently designing a web site to be interactive, featuring our products offerings, designs developed and constructed, and samples of products and completed projects. As we are a  start-up company we are dependent on the capital raised in this offering to generate the funds to fully develop a functional, working, interactive web site. We plan to market the smaller items for order through our website such as prefabricated mailboxes and outdoor grills that have the look of stone, but are light enough to ship because of the materials we use. In addition, the Company plans to supply outdoor appliances through various appliance manufacturers, geared particularly to its stone creations such as indoor or outdoor kitchens.

As previously mentioned the Company is developing a web site that will allow it to present the many designs and product offerings available nationwide. A portion of the proceeds of this offering will be used for web site design and development. The company believes a web site featuring Company products will provide access to a broader marketplace.

To date, our product work has been limited to exterior wall applications and exterior surface coating. However, we plan to develop strategic alliances with home builders to complement their home building business by offering primary construction platforms.

Marketing Strategy:

We are a start-up  and as such do not have a developed distribution process. As stated previously, our marketing efforts have been primarily local through print advertising and word-of-mouth. This has provided for local contract work which doesn’t require a sophisticated delivery system. As we develop our web site, we will simultaneously develop a more sophisticated distribution process through direct shipment, design plan templates, and technical assistance. However, the money raised in our Form S-1 offering will be used to develop a product based web site as well as purchase industry best-in-class internet software to facilitate the build-out of our internet marketing, ordering, and delivery.

The Company primarily markets its products from a rented unit at a trade market outlet. Through this point of delivery, the President of the company solicits opportunities, follows up on sales leads, and closes sales opportunities. This process has generated success, however, the Company believes by leveraging technology and marketing its unique design and build approach, increased revenues can be achieved. For example, through December 31, 2009, our revenues were generated by two customers. Through December 31, 2010, the Company acquired nine customers representing approximately $3,000 to $32,000 per project.

As previously mentioned, we are currently local in scope. However, through the leveraging of technology, specifically the internet and electronic communications, the main thrust of our business platform is to expand through strategic alliances with other locally based contractors. This business expansion plan will necessitate a change in the sales and product delivery process, specifically sales will be internet driven and followed up by the Company. The Company will then work with locally based contractors.  The local contractors will perform the build out work following specific design and build blueprints unique to the company. Oversight of the work will be performed by the local contractor foreman with digital imagery of the work site electronically communicated to us for review and comment.

MARKETING ACTIVITIES

Marketing activities have been restricted by cash flow and as such have been limited to a trade market outlet booth, word of mouth and print advertising. Going forward, through the proceeds from the Form S-1 offering, the company intends to increase marketing activities through printed circulars, newspapers, trade magazines and internet advertising.

GOVERNMENT REGULATION

The Company’s business and products are not subject to material regulation. The Company’s operations are not dependent on patents, copyrights, trade secrets, know-how or other proprietary information. We do not anticipate doing so in the future. We are not under any confidentiality agreements or covenants. At the present time there are no federal government regulations that are in effect that would impact our business operations.

OUR QUALIFICATIONS

Our qualifications are our reputation and experience in the specialty construction industry.

INDUSTRY AND COMPETITORS

The specialty construction industry is served by numerous local and regional independent contractors.  Historically, customers primarily contracted directly with local design and build contractors. With the broad reach of the internet, contractors have been able to offer designs and purchasing power to most any market in the United States. These contractors can then sell a design format along with specific outdoor equipment and then contract with a locally based contractor for the installation phase.

Numerous outdoor kitchen design and installation companies as well as home remodelers specializing in outdoor and indoor remodeling projects have leveraged the internet to display, market and push their products and specialties into the general public. As such, the marketplace is fragmented and marketing by word of mouth, unique designs, and state of the art equipment are ever increasingly important to a discerning consumer public. It is these aspects, namely quality, conversion of customer preferences and ideas into practical usage packages, and expert installation that gives Specialty a competitive advantage.

Because we do not have field sales people knocking on high-volume prospects’ doors, our competitive position is based on servicing the customer’s needs:
•	Design and product offering
•	High quality
•	Speedy delivery and installation

Prospects find us from referrals or through print advertising and our method of competition is:
•	Provide price quotes and design discussion upon visiting and inspection of the property
•	Share design and equipment ideas/examples in person when visiting
•	Few competitors have as complete an inventory of designs and pre-fabricated kits as we do, giving us a competitive edge

Due to our limited operating history and lack of year over year financial trend analysis we have not experienced any significant seasonality.  There is some seasonality in the construction market (usually slower during the winter and rainy months) as most of our product offerings are for outdoors improvements and beautification.

SOURCES AND AVAILABILITY OF RAW MATERIAL

Our raw materials are purchased from local market wholesalers of stone, brick, and lumber. Equipment installations are considered finished goods products and are ordered on a drop ship basis to the job site.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We are not aware of nor do we anticipate any environmental laws with which we will have to comply.

NUMBER OF EMPLOYEES

The Company presently has one employee, Charles Bartlett, President and CEO. All other workers are subcontractors hired on a job by job basis.

MERGERS & ACQUISITIONS

The Company has not made nor is it subject to a merger or acquisition.

FUTURE INDEBTEDNESS & FINANCING

As of December 31, 2010, the Company lacks cash or cash equivalent assets and continues to incur losses from operations. The Company anticipates having cash flow and liquidity problems in the coming months. The Company is not in violation of any note, loan, lease or other indebtedness or financing arrangement requiring the Company to make payments.

We believe that by raising the minimum amount of funds from our open Form S-1 registration offering which became effective on February 10, 2011, we will have sufficient funds to finance our growth plans for a minimum of twelve months.

PUBLIC INFORMATION

We do not have any information that has been made public or that will require an investment or material asset of ours.

Additional information:
We have made no public announcements to date and have no additional or new products or services. In addition, we don’t intend to spend funds in the field of research and development; no money has been spent or is contemplated to be spent on customer sponsored research activities relating to the development of new products, services or techniques; and we don’t anticipate spending funds on improvement of existing products, services or techniques, except building of our website to promote internet marketing.

ITEM 2.                      DESCRIPTION OF PROPERTY

Our facilities are in a 1,500 s.f. facility of which approximately half is warehouse space. It is leased on a month to month basis for $600 per month.

ITEM 3.                      LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ending December 31, 2010 no matters were submitted to security holders for a vote.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS’  MATTERS

Our stock is not currently quoted on any exchange.

Dividends:
We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Warrants:
The Company has no warrants outstanding.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2010

GOING CONCERN:

The Company has minimal operations and has cash of  $0 and negative working capital of approximately $6,472 as of December 31, 2010. Because of this negative working capital and limited operating history and limited operations, the Company will require additional working capital to survive. The Company raised working capital through a private placement during 2009 and  a line of credit in 2010 and intends to raise additional working capital either through further private placements or bank loans or sale of common stock. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed a Form S-1 with the U.S. Securities & Exchange Commission whereby the company registered shares to sell a minimum of 90,000 common shares or up to a maximum of 750,000 common shares at $0.75 per share. On February 10, 2011, the Form S-1 became effective. As of the date of this report, the Company had not raised the minimum amount under the offering.

EXECUTIVE OVERVIEW:
2010  was a challenging year as the national economy impacted corporate marketing.  In spite of the challenges, we gained with many new customers and we have been able to buy machinery that has greatly improved our efficiency and hence enable us to bid on larger jobs.

Period ended December 31, 2009 and fiscal year ended on December 31, 2010.

REVENUE:  Revenue for the year ended December 31, 2010, was $143,936 compared with revenues for the period ended December 31, 2009 of $66,219.  The increase is attributed to new customer growth in markets we were able to enter due to the new machinery we purchased in 2010.

COST OF REVENUE: Cost of revenue (COR) was $137,629 (or 95% of revenue) for the year ended December 31, 2010 compared to $54,440 (or 82% of revenue) for the period ended December 31, 2009. The increase in COR is due to more projects being started and finished in 2010. The major components of cost of revenue are: labor, materials, supervisors and maintenance expenses.  During the year ended December 31, 2010 we experienced increased costs related to:
•
Labor: $41,000.  This increase was incurred as we kept our good crews and paid them even when there was not sufficient work for them to cover their costs.   This was necessary as we do not want to train new crews constantly and it also lends service consistency.

•	Materials and supplies: $21,000. Reduced margin on bid jobs.
•	Truck and auto expenses: $18,000.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $764 and $145, were $114,232 and $26,626 for the year ended December 31, 2010 and the period ended December 31, 2009.   Majority of the year ended December 31, 2010 operating expense is made up of compensation to the President of approximately $30,000, professional fees of approximately $15,000, other contract services of approximately $15,000, auto and truck expenses of approximately $16,000, marketing of approximately $6,200, travel of approximately $6,000, licenses and fees of approximately $8,000, rent of approximately $8,000 and other office expenses of approximately $10,000.

NET LOSS. The net loss for the year ended December 31, 2010 and the period ended December 31, 2009 was $111,101 and $15,025 respectively.  The main driver behind the increase in the net loss was the increase of operating expenses as discussed above and the expenses relating to expanding into a larger territory.

LIQUIDITY AND CAPITAL RESOURCES.  In 2010, the Company’s Form S-1 registration statement was approved by the U.S. Securities & Exchange Commission (“SEC”) in order to raise funds to expand its business and execute its business plan. The company is currently raising funds, with the offering to end July 5, 2011

In addition to the preceding, the Company’s plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on one primary funding source for short term liquidity needs: advances from the line of credit. The Company has borrowed $76,631 and $11,700 as of December 31, 2010 and December 31, 2009, respectively, for working capital.  The line of credit accrues interest at 5%. The remaining unused balance on the line of credit is $23,369 as of December 31, 2010.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow used in Operating Activities for the year ended December 31, 2010 were $59,677.  We anticipate 2011 Cash Flow from Operating Activities to improve.

Material Changes in Financial Condition

WORKING CAPITAL: Working capital decreased from $35,482 at December 31, 2009, to negative $6,472 at December 31, 2010.  This decrease is primarily due to the reduction in accounts receivable which was $42,732 at the end of 2009 to $0 at the end of 2010.

Critical Accounting Policies

The Company’s critical accounting policies and estimates are depreciation expense, reserve for doubtful accounts and interest expense accruals on line of credit.

UNUSUAL EVENTS: None.

FUTURE FINANCIAL CONDITION: The Company is optimistic about its future and the opportunities ahead.  Now that our S-1/A has become effective we hope to raise the capital necessary to execute our Plan of Operations (summarized below).

Plan of Operations

The plan of operations for the 12 months following the commencement of our Form S-1 offering will include the continued growth plan of the Company and will concentrate in three areas:

1.	Organic growth through existing channels (trade show booth),
2.	Customer Marketing (outdoor living areas: kitchens, patios, gardens)
3.	New markets (strategic alliances with builders)

Lead Generation: From November 18, 2009 (inception) to December 31, 2010 our sales were $143,936, from nine customers averaging approximately $13,000 per job.  These  customers were from  rented booths at  trade market outlets. The President of the company is the sole representative for the company. He speaks with prospects, follows up on sales leads, and closes all sales opportunities. This process has generated limited success, and the Company believes by leveraging technology and marketing its unique design and build approach, increased revenues can be achieved.

Direct Marketing: We are currently designing an interactive web site that will feature our products offerings, designs developed and constructed, and samples of products and completed projects.   Through increased marketing and advertising dollars we expect to build brand awareness and reach new customers that are not aware of our products, and gain new customers, both similar to what we currently service and expand our footprint to those mentioned below in new markets.  Marketing and advertising costs will be determined by the amount raised in the initial offering. If the maximum amount of $562,500 is raised, these costs are projected to total $65,000 in the first 12 months of operation. Advertising costs will include targeted internet advertising, printed trade periodicals, and the solicitation of builders through leveraging our President’s industry contacts. If the minimum amount is raised in our Form S-1 offering, in the first 12 months of operation, $5,000 will be spent on advertising.

New Markets: To date, our product offering has been limited to exterior wall applications and exterior surface coating, however, we plan to develop strategic alliances with home builders focusing on our product offerings.  These alliances would have our product included in the builders’ specifications when planning a development.  This will be done through the President soliciting builders and presenting the inherent benefits of our products.

With proceeds from our Form S-1 offering the Company plans to purchase some equipment and developing our website to reach markets outside of our immediate geographical area. If the maximum amount is raised, we expect to spend $100,000 on equipment and $140,000 on marketing and developing our website.

Augmenting our growth will be the addition of salesmen.  The company has budgeted $165,000 for salaries and commissions in 2011 if the maximum amount is raised in our current offering.

Marketing and advertising costs will be determined by the amount raised in the initial offering.  If the maximum amount of $562,500 is raised, these costs are projected to total $65,000 in the first 12 months of operation. If the minimum amount is raised in this offering, in the first 12 months of operation, $5,000 is budgeted to be spent on advertising.

We focus on evaluating our financial condition and operating performance based on gross margin and cash flow. Gross margin management includes the management of our cost of sales, more specifically, labor and materials. Regarding material trends (raw materials), uncertainties or events that may reasonably occur affecting financial conditions or revenues include procurement and quality of product.

We expect earnings to grow as the costs associated with starting the business have been absorbed and as inefficiencies with training crews are now no longer an issue.

We are not aware of any economic or industry factors relevant to the company. We see material opportunities, challenges, and risks in the short and long term. These include the combination of film thickness, film color and adhesive coating is an additional product line, appealing to a broader base of prospects, as well as increased sales opportunities to existing customers. Specialty Contractors evaluates potential demand for additional film types and adds them to inventory when there is sufficient demand. While this boosts sales revenue and is profitable over a period of time, this growth in product inventory is a challenge to both cash flow and to warehouse space. Specialty Contractors is actively prospecting for a larger warehouse and operating facility, as well as additional operating capital.

We will not use the proceeds of the offering to pay down debt.

Generating Sufficient Revenue:
Since inception, we have generated revenue through advertising, referrals, and word of mouth.  Over the next twelve months we plan to develop our web-based marketing and additional targeted print advertising. The web-based advertising will expose the Company to a different set of demographics and geographies.

Financing Needs:
Our cash flows since inception have not been adequate to support on-going operations.  As noted above, the Company's financing needs for the next twelve months can and will be met even if the minimum offering amount is raised.  We believe that by raising the minimum amount of funds in our Form S-1 offering we will have sufficient funds to cash flow our growth plans for a minimum of twelve months.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of LBB and Associates Ltd., LLP, appear on pages F-1 through F-13 of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual Form 10-K has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended December 31, 2010, our Chief Executive and Chief Financial Officer as of December 31, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

·	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

·	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2010.   Based on its evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Charles Bartlett	35	Director, President; Secretary and Treasurer

Background of Director and Executive Officer:

Charles Bartlett, age 35:

Education: Mr. Bartlett attended Black Hills State University in Spearfish, South Dakota studying Business Administration & Political Science from 1994 to1998 and transferred to Northeast Texas Community College Mount Pleasant, Texas where he graduated with an Associate of Science Degree with Honors in 2001. During that time, he also attended Dallas Institute of Funeral Service in Dallas, Texas where he earned an Associate of Applied Science Degree, attending from 1998 to 2000, and graduated in 2000.

Past Professional Experience: Mr. Bartlett was the Owner/Manager of Royal Valley Funeral Home in Quitman, Texas from 2001 – 2009. Prior to that he was a funeral director at Lakeview Funeral Home in Longview, Texas and before that held other positions of managing and owning businesses. Mr. Bartlett is a business executive and licensed funeral director having gained a vast knowledge of customer service and management experience in a variety of business environments, including construction.  He has excellent interpersonal and communication skills with a capacity to handle large projects and influential clients.  His responsibilities included supervising employees and crews, and managing small scale construction projects.

Professional Affiliations & Volunteer Work
Elected as Director of the Greater Quitman Chamber of Commerce 2007-2009
Elected as International Service Director for Rotary Club 2007-2009
East Texas Antique Tractor Association member-scholarship fundraising
Quitman High School Booster Club
Friends of the Theatre
Job Shadow Sponsor
Eastern Star
Ski & Snow Board Club
United States Postal Advisory Committee
Candidate for Hughes County Coroner
Masonic Lodge
1987-1991 South Dakota Governor Campaign
1991-1997 United States Senate Campaign
1996 United States Presidential Campaign

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2010 and 2009 as cash and non-cash compensation.

Name	Capacity Served	Aggregate Remuneration
Charles Bartlett	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director	2010: $39,632 2009: $9,700

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.                      SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2010 the following person is known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Director, President, Secretary and Director	Charles Bartlett	6,000,000	93.02%

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

There are no agreements or proposed transactions with related parties.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements included in the registrant's Form 10-K and review of the financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2010 was $16,205 and in 2009 was $7,850.

(2) AUDIT-RELATED FEES

The aggregate audit fees billed for professional services rendered by our auditors for the review of the quarterly unaudited financial statements included in the registrant’s Forms S-1 and S-1/A were approximately $9,645 in 2010 and $15,000 in 2009.

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  As of the date of this Annual report, we do not have a standing Audit Committee.   The functions of the Audit Committee are currently assumed by our Board of Directors.  Additionally, we do not have a member of our Board of Directors that qualifies as an “audit committee financial expert.”  For that reason, we do not have an audit committee financial expert.

Policies and Procedures:
The Board of Directors policies and procedures for hiring Independent Principal Accountants are summarized as follows:
·	The Board ensures that the accountants are qualified by reviewing their valid license information.
·	The Board ensures that the firm is registered with the PCAOB.
·	The Board ensures that the accountants are independent by reviewing Regulation S-X, section 210.2-01(b).

 (6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 10-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Year Ended December 31, 2010 and the period Ended December 31, 2009

Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2010 and the period ended December 31, 2009

Consolidated Statements of Cash Flows for the Year Ended December 31, 2010 and the period ended December 31, 2009

Notes to the Consolidated Financial Statements

(b)           Exhibits
No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

HALL TEES, INC.

By:  /s/  Charles Bartlett

               Charles Bartlett
               Chief Executive Officer & Chief Financial Officer

Dated: April 11, 2011

SPECIALTY CONTRACTORS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Specialty Contractors, Inc.
Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Specialty Contractors, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2010 and for the period from November 18, 2009 (inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Specialty Contractors, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year then ended and for the period from November 18, 2009 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company's losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
March 29, 2011

SPECIALTY CONTRACTORS, INC. Consolidated Balance Sheets As of December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
Assets
Current Assets
Cash and Cash Equivalents	$-	$-
Accounts Receivable (Net)	-	42,732
Total Current Assets	-	42,732

Property and Equipment
Property and Equipment (Net)	10,271	7,193
Total Property and Equipment	10,271	7,193

Other Assets
Deferred Fees	17,706	-

TOTAL ASSETS	$27,977	$49,925

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$1,486	$1,505
Accrued Expenses	4,986	-
Billings in Excess of Cost	-	5,745
Total Current Liabilities	6,472	7,250

Long-Term Liabilities
Line of Credit	76,631	11,700
Total Long-Term Liabilities	76,631	11,700
TOTAL LIABILITIES	83,103	18,950

Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 6,450,000 and 6,400,000 shares issued and outstanding, respectively	6,450	6,400
Paid In Capital	64,550	39,600
Accumulated Deficit	(126,126)	(15,025)
Total Stockholders’ Equity	55,126	30,975
Total Liabilities and Stockholders’ Equity	$27,977	$49,925

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SPECIALTY CONTRACTORS, INC. Consolidated Statements of Operations For the Year Ended December 31, 2010, and For the Period From Inception (November 18, 2009) to December 31, 2009

	Year ended December 31, 2010	Inception to December 31, 2009
REVENUE	$143,936		$66,219
COST OF REVENUE	137,629		54,440
GROSS PROFIT	6,307		11,779

OPERATING EXPENSES:
Depreciation	764		145
General and Administrative	114,232		26,626
TOTAL OPERATING EXPENSES	114,996		26,771

NET OPERATING LOSS	(108,689)		(14,992)

OTHER EXPENSE
Interest Expense	(2,412)		(33)
TOTAL OTHER EXPENSE	(2,412)		(33)

Net loss	$(111,101)		$(15,025)

Earnings per share
Weighted Average Shares Outstanding:
Basic and Diluted	6,422,161		6,344,444
Basic and Diluted Loss per share	$(0.02)	$	(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SPECIALTY CONTRACTORS, INC. Consolidated Statement of Stockholders' Equity For the Year Ended December 31, 2010, and For the Period from Inception (November 18, 2009) to December 31, 2009

	Common Stock		Additional Paid-in	Accumulated Deficit
	Shares	Par Value	Capital		Totals

Date of Inception, November 18, 2009	-	$-	$-	$-	$-

Issuance of Common Stock for Services	6,100,000	6,100	9,900	-	16,000
for Cash	300,000	300	29,700	-	30,000
Net loss	-	-	-	(15,025)	(15,025)

Balance, December 31, 2009	6,400,000	6,400	39,600	(15,025)	30,975

Issuance of Common Stock for deferred financing costs	50,000	50	24,950	-	25,000

Net loss	-	-	-	(111,101)	(111,101)

Balance, December 31, 2010	6,450,000	$6,450	$64,550	$(126,126)	$(55,126)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SPECIALTY CONTRACTORS, INC. Consolidated Statements of Cash Flows For the Year Ended December 31, 2010, and For the Period From Inception (November 18, 2009) to December 31, 2009

	December 31, 2010	Inception to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(111,101)	$(15,025)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	9,470	146
Stock based compensation	-	16,000
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	42,732	(42,732)
Increase (Decrease) in Accounts Payable	(19)	1,505
Increase (Decrease) in Accrued Expenses	4,986	-
Increase (Decrease) in Billings in Excess of Cost	(5,745)	5,745
Net Cash Used in Operating Activities	(59,677)	(34,361)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,254)	(7,339)
Net Cash Used in Investing Activities	(5,254)	(7,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line of Credit	64,931	11,700
Proceeds from Sale of Stock	-	30,000
Net Cash Provided by Financing Activities	64,931	41,700

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	-	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURES
Interest paid	$2,412	$33
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred financing costs	$25,000	$-

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2010

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

SPECIALTY CONTRACTORS, Inc. (“SPECIALTY”, the “Company”) was incorporated under the laws of the State of Nevada on November 18, 2009.  The Company operates as a contractor and performing specialty construction projects primarily in the State of Texas.

The Company operates on a calendar year-end.   The Company operates in only one business segment.

Basis of Accounting and Consolidation:

The Company prepares its financial statements on the accrual basis of accounting.  It has one subsidiary, Texas Deco Pierre, LLC. All intercompany balances and transactions are eliminated.  Investments in subsidiaries are reported using the consolidation method.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Cash and Cash Equivalents:

Cash and cash equivalents include cash and all highly liquid financial instruments with original maturities of three months or less at the date of purchase and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2010

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, “Fair Value Measurements and Disclosures,  the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturities of these instruments.

Inventory:

Our proposed inventory policy is as follows. Inventory is comprised of goods purchased for resale; therefore the Company has no raw materials or work in process.  The Company uses the specific identification and FIFO (“First In, First Out”) methods for inventory tracking and valuation.    Inventory is stated at the lower of cost or market value.

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write-offs are recorded at a time when a customer receivable is deemed uncollectible.

Property and equipment:

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is calculated on a straight-line basis over five to seven years and is included in cost of goods sold.

Revenue Recognition:

The Company records revenues from its fixed-price, long-term contracts using the percentage-of-completion method. Revenues are recorded based on construction costs incurred to date as a percentage of estimated total cost at completion. The percentage-of-completion, determined by using total costs incurred to date as a percentage of estimated total costs at completion. If the current projected costs on a fixed fee contract exceed projected revenue, the entire amount of the loss is recognized in the period such loss is identified.

Pre-contract costs: All pre-contract costs are expensed in the period incurred.  Once a contract is signed then any costs associated with the project are included in the quote and accounted for under the completion of contract method as discussed above.

Change orders: Change orders are approved by the President and the project quote is updated in the same period so that the completion of contract calculation is up-to-date and accurately reflects current figures.  The timing of a change order to client approval is usually less than one week due to the hands on approach of the President, thus, there are no issues of revenue recognition from pending change orders.  If there was a delay at the end of an accounting period and there was no approval for a change order then the Company would not recognize any revenue related to that change order.

Claims: The Company has no claim history since inception (November 18, 2009). The Company completes a walk through with the customer prior to final payment to ensure completeness.  The Company does not offer any type of warranty, implied or explicit.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2010

Cost of Revenue:

The types of costs included in Cost of Revenue are:

●	Direct material costs
●	Purchasing, receiving and inspection
●	Labor
●	Ingoing and outgoing freight
●	On site expenses
●	Depreciation Expense (operating)

Shipping and Handling Costs

All products are sold FOB destination so the Company does not charge additional fees for shipping and handling.

Advertising

Advertising costs are expensed when incurred.  The Company’s advertising costs were $2,648 and $3,461 for the year ended December 31, 2010 and the period from November 18, 2009 (inception) to December 31, 2009, respectively.

Income Taxes:

The Company has adopted ASC 740 “Income Taxes” which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

Earnings per Share:

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is equal to earnings per share (basic).

Recent Accounting Pronouncements:

Management does not expect the future adoption of any recently issued accounting pronouncement to have a significant impact on its financial position, results of operations, or cash flows.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2010

Stock Based Compensation

Stock based compensation expense is recorded in accordance with ASC 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

NOTE 2 – Property and equipment

Property and equipment at December 31, 2010 and 2009 are as follows:

	2010	2009
Trailers	$6,000	$6,000
Construction Equipment	6,593	1,339
Sub-Total	12,593	7,339
Less: Accumulated Depreciation	(2,322)	(146)
Total property and equipment	$10,271	$7,193

The Company’s property and equipment are depreciated on a straight-line basis over the asset’s useful lives, ranging from three to seven years.   Depreciation expense was $2,176 and $146 for the periods ended December 31, 2010 and 2009 respectively.

NOTE 3 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with GCG Ventures.  The LOC has a $100,000 credit limit, and bears an interest rate of 5% per annum, due May 31, 2012.  As of December 31, 2010, the amount outstanding under this line of credit was $76,631 which included accrued interest of $2,445.

The Company has pledged 100% of the receivables owned by Specialty Contractors, Inc. or its affiliates as collateral against this line of credit.  The line of credit has no financial covenants.

 NOTE 4 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were 0 shares issued and outstanding as of December 31, 2010 and 2009.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 6,450,000 and 6,400,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively.

In 2009 the Company issued 6,000,000 shares to its President for services on formation. The number of shares was valued at par.

In 2009 the Company issued 100,000 shares in exchange for a $50,000 revolving line of credit, established to build the business. The number of shares was a negotiated number and valued at $0.10 per share.

In 2009 the Company issued 300,000 shares for Thirty Thousand Dollars ($30,000) in cash, value was $0.10 per share.

In 2010 the Company issued 50,000 shares for $25,000 in exchange for increasing the revolving line of credit to $100,000, and extending the due date of the line of credit. The number of shares was a negotiated number and valued at $0.50 per share.

The Company does not have any stock option plans or stock warrants as of December 31, 2010 and 2009.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2010

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company issued 6,000,000 shares of common stock to the President for services valued at par on formation of the Company, and paid the President $5,432 for services in 2009.

The Company paid the President $39,632 for services and commissions in 2010.

The Company paid the President’s wife $10,615 for commissions in 2010.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases warehouse space in Canton, Texas on a month-to-month basis for $600 per month.  There are no future lease obligations.

NOTE 7 – INCOME TAXES

Specialty Contractors, Inc. follows Statement of Financial Accounting Standards ASC 740, “Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	2010	2009
Refundable Federal Income Tax attributable to:
Current operations	$38,000	$3,000
Less: Valuation Allowance	(38,000)	(3,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected tax rate of 34% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$41,000	$5,100
Effect of non-deductibility of stock compensation	-	(2,100)
Change in valuation allowance	(41,000)	(3,000)
Net Deferred Tax Asset	$-	$-

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $126,100 at December 31, 2010, and will expire beginning in 2029.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2010.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2010

 NOTE 8 – MAJOR CUSTOMERS

The Company performed work for the following customers that accounted for more than 10% of its revenues in 2010:

	$ Revenue	Percent of revenue

Customer A	$15,600	11%
Customer B	$19,724	14%
Customer C	$16,500	11%
Customer D	$32,328	22%

The Company performed work for the following customers that accounted for more than 10% of its revenues in 2009:

	$ Revenue	Percent of revenue

Customer A	$22,419	34%
Customer B	$43,800	66%

NOTE 9 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through December 31, 2010 totaling $126,126 and had working capital of negative $6,472.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2010.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity. Management may also consider reducing administrative costs. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.   No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not generated from operations, financing is not available, or the Management cannot loan sufficient funds, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2010

NOTE 10 – BILLINGS IN EXCESS OF COST

Following is a table of the Company’s Billings-in-Excess of Cost as calculated under the Percentage of Completion Method at December 31, 2010 and 2009. There were no contracts in progress at December 31, 2010.

	December 31, 2010	December 31, 2010
Total Costs Incurred on Uncompleted Contracts	$-	$54,440
Estimated Earnings (Losses) on Uncompleted Contracts	-	11,779
Less: Billings to Date on Uncompleted Contracts	-	71,964
Billings in Excess of Costs	$-	$5,745

Included in the accompanying balance sheet under the caption:
Billings in Excess of Costs	$-	$5,745

 NOTE 11 – SUBSEQUENT EVENTS

In February 10, 2011, the Form S-1 became effective. As of the date of this report, the Company had not raised the minimum amount under the offering.