Form 10-Q
period 2011-03-31
SPECIALTY CONTRACTORS, INC.
filed 2011-05-16
CIK 1489039

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-166057

SPECIALTY CONTRACTORS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	27-1897718
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1541 E. I-30, Rockwall, Texas 75087
 (Address of principal executive offices)

  (469) 766-7629
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.  Yes [ X ]   No [     ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

As of May 9, 2011, there were 6,711,050 shares of Common Stock of the issuer outstanding.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

ASSETS	March 31, 2011	December 31, 2010
Current Assets	(Unaudited)
Cash	$-	$-

Fixed Assets
Fixed assets, net	9,508	10,271

Other Assets
Deferred fees	14,580	17,706

TOTAL ASSETS	$24,088	$27,977

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$7,046	$6,472
Total Current Liabilities	7,046	6,472

Long Term Liabilities
Line of Credit	88,821	76,631
Total Long Term Liabilities	88,821	76,631
TOTAL LIABILITIES	95,867	83,103

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
6,450,000 issued and outstanding at March 31, 2011 and December 31, 2010	6,450	6,450
Additional paid-in-capital	64,550	64,550
Accumulated Deficit	(142,779)	(126,126)
Total Stockholders’ Equity (Deficit)	(71,779)	(55,126)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$24,088	$27,977

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenue	$25,898	$65,281
Cost of revenues	14,631	80,835
Gross Profit (Loss)	11,267	(15,554)

Operating Expenses:
Depreciation and Amortization	3,889	471
General and Administrative	23,010	32,335
Total Operating Expenses	26,899	32,806

Operating Loss	(15,632)	(48,360)

Other Income (Expense)
Interest Expense	(1,021)	(235)

Total Other Income (Expense)	(1,021)	(235)

Net Loss	$(16,653)	$(48,595)

Basic and Diluted Loss per share	$(0.00)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	6,450,000	6,400,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010 (Unaudited)

	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(16,653)	$(48,595)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	763	471
Amortization of deferred financing costs	3,126	-

Changes in assets and liabilities:
(Increase) Decrease in Accounts Receivable	-	42,314
Increase (Decrease) in Billings in Excess of Cost	-	(5,745)
Increase (Decrease) in Accounts Payable and Accrued Expenses	574	7,160
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,190)	(4,395)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(2,905)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(2,905)

CASH FLOWS FROM FINANCINS ACTIVITIES
Proceeds from Line of Credit	12,190	7,719
Payments on Shareholder Advances	-	1,688
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,190	9,407

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	2,107
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$2,107

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$-	$-
Cash Paid During the Period for Taxes	$-	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2011 (Unaudited)

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading, and to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim consolidated financial information have read or have access to the audited consolidated financial statements and footnote disclosure for the preceding fiscal year. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2010 as reported in form 10-K have been omitted.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2011.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements March 31, 2011

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2011 and December 31, 2010 are as follows:

	2011	2010
Trailers	$6,000	$6,000
Construction Equipment	6,593	6,593
Sub-Total	12,593	12,593
Less: Accumulated Depreciation	(3,085)	(2,322)
Total Fixed Assets	$9,508	$10,271

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from three to seven years.   Depreciation expense was $763 and $2,176 for the period ended March 31, 2011 and the year ended December 31, 2010 respectively.

NOTE 3 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with GCG Ventures.  The LOC has a $100,000 credit limit, and bears an interest rate of 5% per annum, due May 31, 2012.  As of March 31, 2011, the amount outstanding under this line of credit was $88,821.

The Company has pledged 100% of the receivables owned by Specialty Contractors, Inc. or its affiliates as collateral against this line of credit.  The line of credit has no financial covenants.

 NOTE 4 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no shares issued and outstanding as of March 31, 2011.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 6,450,000 shares issued and outstanding as of March 31, 2011.

The Company does not have any stock option plans or stock warrants as of March 31, 2011.

  NOTE 5 – MAJOR CUSTOMERS

The Company performed work for the following customers that accounted for more than 10% of its revenues:

	$ Revenue	Percent of revenue

Customer A	$10,650	41%
Customer B	$5,991	23%
Customer C	$4,000	15%
Customer D	$3,260	13%

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements March 31, 2011

NOTE 6 – SUBSEQUENT EVENTS

The Company filed a Form S-1 with the U.S. Securities & Exchange Commission whereby the company registered shares to sell a minimum of 90,000 common shares or up to a maximum of 750,000 common shares at $0.75 per share. On February 10, 2011, the Form S-1 became effective. As of May 6, 2011, the Company raised $195,787 under the offering, selling 261,050 shares of common stock.

Item 2: Management’s Discussion and Analysis

GOING CONCERN:
The Company has minimal operations and has cash of $0 and negative working capital of approximately $7,046 as of March 31, 2011. Because of this negative working capital and limited operating history and limited operations, the Company will require additional working capital to survive. The Company raised working capital through a private placement and intends to raise additional working capital either through further private placements or bank loans or sale of common stock. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed a Form S-1 with the U.S. Securities & Exchange Commission whereby the company registered shares to sell a minimum of 90,000 common shares or up to a maximum of 750,000 common shares at $0.75 per share. On February 10, 2011, the Form S-1 became effective. As of May 6, 2011, the Company has raised $195,787.

EXECUTIVE OVERVIEW:
2011 continues to present challenges in our industry. The national economy, and in particular the poor housing market, has contributed to poor sales growth.  We are still acquiring new customers and we have been able to buy machinery that has greatly improved our efficiency and hence enable us to bid on larger jobs.

Our first fiscal quarter ended on March 31, 2011.

REVENUE:  Revenue for the quarter ended March 31, 2011, was $25,898 compared with revenues for the three months ended March 31, 2010 of $65,281.  The decrease is due to less jobs being worked. This revenue decrease is matched by an even larger relative decrease in cost of sales.

COST OF REVENUE: Cost of sales (COR) were $14,631 (or 56% of revenue) for the three months ended March 31, 2011 compared to $80,365 (or 123% of revenue) for the same period in 2010. The decrease in COR is due to an increase in experience and efficiency by our work crews, as well as the equipment purchased in 2010 improving efficiency.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $763 and $471, were $26,136 and $32,335 for the three month periods ended March 31, 2011 and 2010.  The decrease in costs were mostly due to not having to pay to increase the line of credit like we did last year.

NET INCOME (LOSS). The Net Loss for the quarter ended March 31, 2011 and 2010 was ($16,653) and ($48,595) respectively.  The decrease in the net loss is attributable to the lack of fees related to increasing the LOC, as well as increased efficiency with our cost of revenues.

LIQUIDITY AND CAPITAL RESOURCES.  In 2010, the Company’s Form S-1 registration statement was approved by the U.S. Securities & Exchange Commission (“SEC”) in order to raise funds to expand its business and execute its business plan. The company is currently raising funds, with the offering to end July 5, 2011. As of May 6, 2011, the company had raised $195,787 by selling 261,050 shares of common stock.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on one primary funding source for short term liquidity needs: advances from the line of credit. The Company has borrowed $88,821 and $19,419 as of March 31, 2011 and March 31, 2010, respectively, for working capital.  The line of credit accrues interest at 5%. We have historically financed our operations through the line of credit. We do not have any commitments for equity funding at this time. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow used in Operating Activities for the quarter ended March 31, 2011 were $12,190.  We anticipate Cash Flow from Operating Activities to improve. Future cash flow will be derived from line of credit advances to fund our expected loss.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2011, our Chief Executive and Chief Financial Officer as of March 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

·	Reliance upon third party financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

·	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits

(a)    None

(b)   Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Specialty Contractors, Inc.

By /s/ Charles Bartlett
Charles Bartlett, Chief Executive Officer
and  Chief Financial Officer

Date: May 13, 2011