Form 10-Q
period 2011-06-30
SPECIALTY CONTRACTORS, INC.
filed 2011-08-18
CIK 1489039

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 14, 2011, there were 6,777,834 shares of Common Stock of the issuer outstanding.

1

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

ASSETS	June 30, 2011	December 31, 2010
Current Assets	(Unaudited)
Cash	$248,400	$-
Deferred fees	11,454	17,706
Total Current Assets	259,854	17,706

Fixed Assets
Fixed assets, net	8,744	10,271
Total Fixed Assets	8,744	10,271

TOTAL ASSETS	$268,598	$27,977

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$7,449	$6,472
Line of Credit – current portion	96,564	-
Total Current Liabilities	104,013	6,472

Long Term Liabilities
Line of Credit – long term portion	-	76,631
TOTAL LIABILITIES	104,013	83,103

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
6,777,834 and 6,450,000 issued and outstanding at June 30, 2011 and December 31, 2010	6,778	6,450
Additional paid-in-capital	310,098	64,550
Accumulated Deficit	(152,291)	(126,126)
Total Stockholders’ Equity (Deficit)	164,585	(55,126)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$268,598	$27,977

 See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenue	$26,660	$43,659	52,558	108,940
Cost of revenues	10,251	27,469	24,882	108,304
Gross Profit	16,409	16,190	27,676	636

Operating Expenses:
Depreciation and Amortization	3,890	572	7,779	1,043
General and Administrative	20,851	37,734	43,861	70,069
Total Operating Expenses	24,741	38,306	51,640	71,112

Operating Loss	(8,332)	(22,116)	(23,964)	(70,476)

Other Expense
Interest Expense	(1,180)	(503)	(2,201)	(738)

Total Other Expense	(1,180)	(503)	(2,201)	(738)

Net Loss	$(9,512)	$(22,619)	$(26,165)	$(71,214)

Basic and Diluted Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	6,672,823	6,450,000	6,562,027	6,450,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010 (Unaudited)

	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(26,165)	$(71,214)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization expense	7,779	1,983

Changes in assets and liabilities:
Change in accounts receivable	-	34,266
Change in billing in excess of costs	-	(5,745)
Change in accounts payable and accrued expenses	977	1,484
NET CASH USED IN OPERATING ACTIVITIES	(17,409)	(39,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(2,905)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line of Credit, net	19,933	42,201
Proceeds from Sale of Common Stock	245,876	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	265,809	42,201

NET CHANGE IN CASH AND CASH EQUIVALENTS	248,400	70
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$248,400	$70

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$-	$-
Cash Paid During the Period for Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for services and fees	$-	$25,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements June 30, 2011

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2011 and December 31, 2010 are as follows:

	2011	2010
Trailers	$6,000	$6,000
Construction Equipment	6,593	6,593
Sub-Total	12,593	12,593
Less: Accumulated Depreciation	(3,849)	(2,322)
Total Fixed Assets	$8,744	$10,271

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from three to seven years.   Depreciation expense was $1,527 and $2,176 for the six months ended June 30, 2011 and the year ended December 31, 2010 respectively.

NOTE 3 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with GCG Ventures.  The LOC has a $100,000 credit limit, and bears an interest rate of 5% per annum, due May 31, 2012.  As of June 30, 2011, the amount outstanding under this line of credit was $96,564.

The Company has pledged 100% of the receivables owned by Specialty Contractors, Inc. or its affiliates as collateral against this line of credit.  The line of credit has no financial covenants.

 NOTE 4 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no shares issued and outstanding as of June 30, 2011.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 6,777,834 shares issued and outstanding as of June 30, 2011.

The Company does not have any stock option plans or stock warrants as of June 30, 2011.

The Company filed a Form S-1 with the U.S. Securities & Exchange Commission whereby the company registered shares to sell a minimum of 90,000 common shares or up to a maximum of 750,000 common shares at $0.75 per share. On February 10, 2011, the Form S-1 became effective. As of June 30, 2011, the date of the offering termination, the Company raised $245,876 under the offering, selling 327,834 shares of common stock.

There is currently no market for our shares. We intend to work with a market maker who would then apply to have our securities quoted on the over-the-counter bulletin Board or on an exchange as soon as practicable.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements June 30, 2011

NOTE 5 – MAJOR CUSTOMERS

The Company performed work for the following customers that accounted for its revenues for the six months ended June 30, 2011 and 2010:

Six months ended June 30, 2011	$ Revenue	Percent of revenue

Customer A	$22,244	42%
Customer B	$10,650	20%
Customer C	$5,991	11%

Six months ended June 30, 2010	$ Revenue	Percent of revenue

Customer A	$53,223	49%
Customer B	$20,253	19%
Customer C	$15,600	14%

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2011 totaling $152,291 and had working capital of $155,841.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2011.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity. Management may also consider reducing administrative costs. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.   No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not generated from operations, financing is not available, or the Management cannot loan sufficient funds, the Company may not be able to continue its operations.

Management believes that the efforts it has made to promote its operation will continue for the foreseeable future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GOING CONCERN:

The Company has minimal operations as of June 30, 2011. Because of a limited operating history and limited operations, the Company will require additional working capital to survive. The Company raised working capital through a private placement and intends to raise additional working capital either through further private placements or bank loans or sale of common stock. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed a Form S-1 with the U.S. Securities & Exchange Commission whereby the company registered shares to sell a minimum of 90,000 common shares or up to a maximum of 750,000 common shares at $0.75 per share. On February 10, 2011, the Form S-1 became effective. As of June 30 2011, the Company has raised $245,876.

EXECUTIVE OVERVIEW:

2011 continues to present challenges in our industry. The national economy, and in particular the poor housing market, has contributed to poor sales growth.  We are still acquiring new customers and we have been able to buy machinery that has greatly improved our efficiency and hence enable us to bid on larger jobs.

Results of operations for the three and six months ended June 30, 2011 and 2010.

REVENUE:  Revenue for the three months ended June 30, 2011, was $26,660 compared with revenues for the three months ended June 30, 2010 of $43,659. Revenue for the six months ended June 30, 2011, was $52,558 compared with revenues for the six months ended June 30, 2010 of $108,940. The decrease is due to less jobs being worked. This revenue decrease is matched by an even larger relative decrease in cost of sales.

COST OF REVENUE: Cost of revenues (COR) was $10,251 (or 38% of revenue) for the three months ended June 30, 2011 compared to $27,469 (or 63% of revenue) for the same period in 2010. Cost of revenues (COR) was $24,882 (or 47% of revenue) for the six months ended June 30, 2011 compared to $108,304 (or 99% of revenue) for the same period in 2010. The decrease in COR is due to an increase in experience and efficiency by our work crews, as well as the equipment purchased in 2010 improving efficiency.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $3,890 and $572, were $20,851 and $37,734 for the three month periods ended June 30, 2011 and 2010 respectively.  Operating expenses, exclusive of depreciation expense of $7,779 and $1,043, were $43,861 and $70,069 for the six month periods ended June 30, 2011 and 2010 respectively. The decrease in costs was due to not having to pay to increase the line of credit like we did last year.

NET LOSS. The net loss for the three months ended June 30, 2011 and 2010 was $9,512 and $22,619 respectively.  The net loss for the six months ended June 30, 2011 and 2010 was $26,165 and $71,214 respectively. The decrease in the net loss is attributable to the lack of fees related to increasing the LOC, as well as increased efficiency with our cost of revenues.

LIQUIDITY AND CAPITAL RESOURCES.  In 2010, the Company’s Form S-1 registration statement was approved by the U.S. Securities & Exchange Commission (“SEC”) in order to raise funds to expand its business and execute its business plan. The company is currently raising funds, with the offering to end July 5, 2011. As of June 30, 2011, the company had raised $245,876 by selling 327,834 shares of common stock.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on one primary funding source for short term liquidity needs: advances from the line of credit. The Company has borrowed $96,564 and $76,631 as of June 30, 2011 and December 31, 2010, respectively, for working capital.  The line of credit accrues interest at 5%. We have historically financed our operations through the line of credit. We do not have any commitments for equity funding at this time. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow used in Operating Activities for the quarter ended June 30, 2011 was $17,409.  We anticipate Cash Flow from Operating Activities to improve. Future cash flow will be derived from line of credit advances to fund our expected loss.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2011, our Chief Executive and Chief Financial Officer as of June 30, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: August 18, 2011

