Form 10-Q
period 2011-09-30
SPECIALTY CONTRACTORS, INC.
filed 2011-11-18
CIK 1489039

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 18, 2011, there were 6,777,834 shares of Common Stock of the issuer outstanding.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

ASSETS	September 30, 2011	December 31, 2010
	(Unaudited)
Current Assets
Cash	$177,272	$—
Deferred fees	8,328	17,706
Total Current Assets	185,600	17,706

Fixed Assets
Fixed assets, net	7,980	10,271
Total Fixed Assets	7,980	10,271

TOTAL ASSETS	$193,580	$27,977

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$6,452	$6,472
Total Current Liabilities	6,452	6,472

Long Term Liabilities
Line of credit	38,430	76,631
Total Long Term Liabilities	38,430	76,631
TOTAL LIABILITIES	44,882	83,103

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value, 50,000,000 authorized,
6,777,834 issued and outstanding at September 30, 2011 and December 31, 2010	6,778	6,450
Additional paid-in-capital	310,098	64,550
Accumulated deficit	(168,178)	(126,126)
Total Stockholders’ Equity (Deficit)	148,698	(55,126)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$193,580	$27,977

See accompanying summary of accounting policies and notes to consolidated financial statements

SPECIALTY CONTRACTORS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenue	$—	$9,634	$52,558	$118,574
Cost of revenues	901	4,863	25,783	104,922
Gross Profit (Loss)	(901)	4,771	26,775	13,652

Operating Expenses:
Depreciation and Amortization	3,890	4,537	11,669	5,580
General and Administrative	10,017	23,856	53,878	102,170
Total Operating Expenses	13,907	28,393	65,547	107,750

Operating Loss	(14,808)	(23,622)	(38,772)	(94,098)

Other (Expense)
Interest Expense	(1,079)	(790)	(3,280)	(1,528)

Total Other (Expense)	(1,079)	(790)	(3,280)	(1,528)

Net Loss	$(15,887)	$(24,412)	$(42,052)	$(95,626)

Basic and Diluted Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	6,777,834	6,450,000	6,634,753	6,422,161

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010 (Unaudited)

	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,052)	$(95,626)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	11,669	5,580

Changes in assets and liabilities:
Change in accounts receivable	—	40,232
Change in billings in excess of cost	—	(5,745)
Change in accounts payable and accrued expenses	(20)	2,432
NET CASH (USED IN) OPERATING ACTIVITIES	(30,403)	(53,127)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(2,905)
NET CASH (USED IN) INVESTING ACTIVITIES	—	(2,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments on) line of credit	(38,201)	56,032
Proceeds from sale of common stock	245,876	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	207,675	56,032

NET CHANGE IN CASH AND CASH EQUIVALENTS	177,272	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$177,272	$—

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest expense	$—	$—
Cash paid during the period for taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for services and fees	$—	$25,000

See accompanying summary of accounting policies and notes to consolidated financial statements

SPECIALTY CONTRACTORS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements September 30, 2011 (Unaudited)

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2011 are as follows:

2011
Trailers	$6,000
Construction Equipment	6,593
Sub-Total	12,593
Less: Accumulated Depreciation	(4,613)
Total Fixed Assets	$7,980

The Company’s fixed assets are depreciated on a straight-line basis over the asset’s useful lives, ranging from three to seven years.   Depreciation expense was $2,291 for the period ended September 30, 2011.

NOTE 3 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with GCG Ventures.  The LOC has a $100,000 credit limit, and bears an interest rate of 5% per annum, due May 31, 2012.  As of September 30, 2011, the amount outstanding under this line of credit was $38,430.

The Company has pledged 100% of the receivables owned by Specialty Contractors, Inc. or its affiliates as collateral against this line of credit.  The line of credit has no financial covenants.

  NOTE 4 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were no shares issued and outstanding as of September 30, 2011.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights.  There were 6,777, 834 shares issued and outstanding as of September 30, 2011.

Our securities are currently quoted on the over-the-counter bulletin Board under the ticker “SPCN”. Our shares are currently thinly traded on the over-the-counter bulletin Board.

The Company does not have any stock option plans or stock warrants as of September 30, 2011.

  NOTE 5 – MAJOR CUSTOMERS

The Company performed work for the following customers that accounted for its revenues for the nine months ended September 30, 2011 and 2010:

Nine months ended September 30, 2011	$ Revenue	Percent of revenue

Customer A	$22,244	42%
Customer B	$10,650	20%
Customer C	$5,991	11%

Nine months ended September 30, 2010	$ Revenue	Percent of revenue

Customer A	$53,223	45%
Customer B	$20,253	17%
Customer C	$15,600	13%

Item 2: Management’s Discussion and Analysis

GOING CONCERN:

The Company had minimal operations as of September 30, 2011. Because of this limited operating history and limited operations, the Company may require additional working capital to survive. The Company raised working capital through a private placement and intends to raise additional working capital either through further private placements or bank loans or sale of common stock. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed a Form S-1 with the U.S. Securities & Exchange Commission whereby the company registered shares to sell a minimum of 90,000 common shares or up to a maximum of 750,000 common shares at $0.75 per share. On February 10, 2011, the Form S-1 became effective. As of September 30, 2011, the Company has raised $245,876.

EXECUTIVE OVERVIEW:

2011 continues to present challenges in our industry. The national economy, and in particular the poor housing market, has contributed to poor sales growth.  We are still acquiring new customers and we have been able to buy machinery that has greatly improved our efficiency and hence enable us to bid on larger jobs.

Our fiscal quarter ended on September 30, 2011.

REVENUE:  Revenue for the quarter ended September 30, 2011, was $0 compared with revenues for the three months ended September 30, 2010 of $9,634. Revenue for the nine months ended September 30, 2011, was $52,558 compared with revenues for the nine months ended September 30, 2010 of $118,574.    We have historically acquired contracts through word-of-mouth and advertising in the phone book and through print advertising. We plan to improve our marketing and advertising efforts in order to acquire more contracts. Until then, our revenues will remain sporadic due to a lack of backlog of remodeling contracts; accordingly we had no revenue for the three months ended September 30, 2011. This revenue decrease is matched by an even larger relative decrease in cost of sales.

COST OF REVENUES: Cost of revenues (COR) were $901 for the three months ended September 30, 2011 compared to $4,863 (or 50% of revenue) for the same period in 2010. Cost of revenues (COR) were $25,783 for the nine months ended September 30, 2011 compared to $104,922 (or 88% of revenue) for the same period in 2010. The decrease in COR is due to the decrease in jobs during the nine months ended September 30, 2011 compared to the same period in the prior year.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation and amortization expense of $3,890 and $4,537, were $10,017 and $23,856 for the three month periods ended September 30, 2011 and 2010, respectively.  Operating expenses, exclusive of depreciation expense of $11,669 and $5,580, were $53,878 and $102,170 for the nine month periods ended September 30, 2011 and 2010, respectively.  The decrease in costs was due to no jobs being worked. The operating expenses for the three months ended September 30, 2011 are mainly due to our marketing and advertising efforts to expand our business.

NET LOSS. The net loss for the quarter ended September 30, 2011 and 2010 was $15,887 and $24,412 respectively. The net loss for the nine months ended September 30, 2011 and 2010 was $42,052 and $95,626 respectively.    The decrease in the net loss is attributable to the absence of significant revenues to fund operations this quarter.

LIQUIDITY AND CAPITAL RESOURCES.  In 2011, the Company’s Form S-1 registration statement was approved by the U.S. Securities & Exchange Commission (“SEC”) in order to raise funds to expand its business and execute its business plan. The offering ended July 5, 2011. As of September 30, 2011, the Company had raised $245,876 by selling 327,834 shares of common stock.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on one primary funding source for short term liquidity needs: advances from the line of credit. The Company has borrowed $38,430 (net) as of September 30, 2011 for working capital.  The line of credit accrues interest at 5%. We have historically financed our operations through the line of credit and equity funding. We do not have any commitments for additional equity funding at this time. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow used in Operating Activities for the nine months ended September 30, 2011 was $30,403.  We anticipate Cash Flow from Operating Activities to improve. Future cash flow will be derived from line of credit advances to fund our expected loss.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2011, our Chief Executive and Chief Financial Officer as of September 30, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: November 18, 2011

