Form 10-K
period 2011-12-31
SPECIALTY CONTRACTORS, INC.
filed 2012-03-30
CIK 1489039

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2011

SPECIALTY CONTRACTORS, INC

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [  ]   No [X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2011: $0

Shares of common stock outstanding at March 29, 2012:    6,777,834

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

ITEM 1.                      DESCRIPTION OF BUSINESS

Specialty Contractors, Inc. ( the “Company” or “SPECIALTY” or “we”) was formed November 18, 2009 under the laws of the State of Nevada. Specialty’s wholly owned subsidiary Texas Deco Pierre, LLC (“TEXAS DECO”) was formed October 15th, 2009 specifically to act as a subsidiary to Specialty Contractors, Inc. TEXAS DECO began operations in November 2009.

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

Our target market is home renovation and improvement. The Company anticipates increasing revenues by internet and local advertising as well as partnering with local home building and construction companies. We believe our product offering is a value-added approach to home renovation and improvement. Currently, home building and home improvement projects are dependent on national and local economic factors. The Company believes that there are healthy local and regional economies that will continue to experience home building and home improvement projects, and the Company believes Houston is one of them.

Specific to outdoor kitchens, which are more involved, expensive and intricate product offering, these projects can be considered a luxury item. However, as the Southeastern and southwestern states increase in population, the milder weather affords more outdoor activity. To that end, those that choose can upgrade a typical outdoor grill patio area to an outdoor kitchen design for a more comfortable living experience.  Population increases in coastal regions, especially the southeast and Gulf of Mexico, is driven by industry and retirees. Those representing retirees also represent an opportunity for our company as they generally have money saved to spend on quality of life products such as outdoor living centers. For example, due to the milder weather in the southern states, more lifestyle activities can take place outdoors. Our outdoor kitchen designs provide an alternative for those choosing to spend greater time outdoors.

We currently are generating revenue exclusively through construction and improvement work. We construct outdoor living centers concentrating on atheistically appealing patio designs that include stone, brick, or wood features. These may include decks, stone walkways, brick grills, and retaining walls.  Our design activity is expected to increase as we build a portfolio of completed projects. Our designs will be customized and tailored to customers’ desires and specifications; however features used may be similar to those used by the company in the past.  It is anticipated we will perform design work on a fee basis, however we may elect to perform design work on an all inclusive basis to secure the work to be performed. We do not anticipate design income to be a significant revenue stream; rather we anticipate construction income to generate the majority of revenues.

At present, our market territory is primarily local, soliciting business through word-of-mouth and advertising in the phone book and through print advertising. We continue to develop our local market.

Business Model Development & Growth Plans:

As part of this offering, we plan to further develop our design inventory and develop a website highlighting our product offerings, although we have not completed our website at this time. We are currently designing a web site to be interactive, featuring our products offerings, designs developed and constructed, and samples of products and completed projects. As we are a start-up company we are dependent on the capital raised in this offering to generate the funds to fully develop a functional, working, interactive web site. We plan to market the smaller items for order through our website such as prefabricated mailboxes and outdoor grills that have the look of stone, but are light enough to ship because of the materials we use. In addition, the Company plans to supply outdoor appliances through various appliance manufacturers, geared particularly to its stone creations such as indoor or outdoor kitchens.

As previously mentioned the Company is developing a web site that will allow it to present the many designs and product offerings available nationwide. A portion of the proceeds of this offering will be used for web site design and development. The Company believes a web site featuring Company products will provide access to a national marketplace.

To date, our product work has been limited to exterior wall applications and exterior surface coating. However, we plan to develop strategic alliances with home builders to complement their home building business by offering the following primary construction platforms:

Marketing Strategy:

To this point, our marketing efforts have been primarily local through print advertising and word-of-mouth. This has provided for local contract work which doesn’t require a sophisticated delivery system. As we develop our web site, we will simultaneously develop a more sophisticated distribution process through direct shipment, design plan templates, and technical assistance. However, the money raised in this offering will be used to develop a product based web site as well as purchase industry best-in-class internet software to facilitate the build-out of our internet marketing, ordering, and delivery.

The Company primarily markets its products from a rented unit at a trade market outlet. Through this point of delivery, the President of the company solicits opportunities, follows up on sales leads, and closes sales opportunities. This process has generated success, however, the Company believes by leveraging technology and marketing its unique design and build approach, increased revenues can be achieved

As previously mentioned, we are currently local in scope. However, through the leveraging of technology, specifically the internet and electronic communications, the main thrust of our business platform is to expand nationally through strategic alliances with other locally based contractors. This business expansion plan will necessitate a change in the sales and product delivery process, specifically sales will be internet driven and followed up by the Company. The Company will then work with locally based contractors.  The local contractors will perform the build out work following specific design and build blueprints unique to the company. Oversight of the work will be performed by the local contractor foreman with digital imagery of the work site electronically communicated to us for review and comment.

MARKETING ACTIVITIES

Marketing activities include direct target marketing in home design and remodel magazines, trade show outlet booths, word of mouth and print advertising.

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

Because we do not have field sales people knocking on high-volume prospects’ doors, we don’t really compete on a head to head basis. Our competitive position is based on servicing the customer’s needs:

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

FUTURE INDEBTEDNESS & FINANCING

The Company does not anticipate having cash flow or liquidity problems within the next 12 months. The Company is not in violation of any note, loan, lease or other indebtedness or financing arrangement requiring the Company to make payments.

We believe that by having raised funds in the offering we have have sufficient funds to cash flow our growth plans for a minimum of twelve months.

PUBLIC INFORMATION

We do not have any information that has been made public or that will require an investment or material asset of ours.

Additional information:

We have made no public announcements to date and have no additional or new products or services. In addition, we don’t intend to spend funds in the field of research and development; no money has been spent or is contemplated to be spent on customer sponsored research activities relating to the development of new products, services or techniques; and we don’t anticipate spending funds on improvement of existing products, services or techniques.

ITEM 2.                      DESCRIPTION OF PROPERTY

Our facilities are in a 1,500 s.f. facility of which approximately half is warehouse space. It is leased on a month to month basis for $450 per month.

ITEM 3.                      LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ending December 31, 2011 no matters were submitted to security holders for a vote.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS’ MATTERS

Our stock is currently quoted on the OTCBB under the symbol SPCN. The stock is thinly traded.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2011

GOING CONCERN:

The Company has minimal operations and has cash of $153,642 and working capital of approximately $115,100 as of December 31, 2011. The Company raised capital through sales of common stock in an offering under an S-1 registration statement filed with the US Securities & Exchange Commission. Since the Company has minimal operations, it is not known how long its capital will last if operations do not become more substantial. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed a Form S-1 with the U.S. Securities & Exchange Commission whereby the company registered shares to sell a minimum of 90,000 common shares or up to a maximum of 750,000 common shares at $0.75 per share. In February 10, 2011, the Form S-1 became effective. The Company raised $245,876 under the S-1 offering and is now traded on the OTCBB under the symbol SPCN. The stock is thinly traded.

EXECUTIVE OVERVIEW:

2011 was a challenging year as the national economy impacted corporate marketing.  In spite of the challenges, we gained with new customers and expect our renewed focus and advertising will springboard us to greater results in 2012.

Fiscal years ended on December 31, 2011 and 2010.

REVENUE:  Revenue for the year ended December 31, 2011, was $71,060 compared with revenues for the year ended December 31, 2010 of $143,936.  We have historically acquired contracts through word-of-mouth and advertising in the phone book and through print advertising. We plan to improve our marketing and advertising efforts in order to acquire more contracts. Until then, our revenues will remain sporadic due to a lack of backlog of contracts.

COST OF REVENUES: Cost of revenues (COR) were $35,182 for the year ended December 31, 2011 compared to $137,629 for the same period in 2010. The decrease in COR is due to less projects being started and finished in 2011.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $15,558 and $764, were $83,108 and $114,232 for the years ended December 31, 2011 and 2010, respectively.  The decrease in costs was due to less jobs being performed and an increase in job efficiency due to the purchase of assets in the prior fiscal year.

NET LOSS. The net loss for the years ended December 31, 2011 and 2010 was $63,230 and $111,101, respectively.  The decrease in the net loss was because of the decrease in operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES.  In 2011, the Company’s Form S-1 registration statement became effective with the U.S. Securities & Exchange Commission (“SEC”) in order to raise funds to expand its business and execute its business plan. The Company raised $245,876 under this offering and has sufficient funds to support its business for the next twelve months, although if we have significant growth we could need additional cash.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the line of credit. The Company has borrowed $38,908 and $76,631 as of December 31, 2011 and December 31, 2010, respectively, for working capital.  The line of credit accrues interest at 5%.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow used by Operating Activities for the year ended December 31, 2011 was $57,426.  This is comparable to 2010 cash flows but we are looking for more improvement in 2012.

Material Changes in Financial Condition

WORKING CAPITAL: Working capital increased from a deficit of $6,472 at December 31, 2010 to $115,101 at December 31, 2011.  This increase is primarily due to the sale of common stock in the first half of 2011.

Critical Accounting Policies

The Company’s critical accounting policies and estimates are depreciation expense, reserve for doubtful accounts and interest expense on line of credit.

UNUSUAL EVENTS: None.

FUTURE FINANCIAL CONDITION: The Company is optimistic about its future and the opportunities ahead.  Now that the sale of common stock is complete, our Plan of Operations is now in process.

Plan of Operations

The plan of operations for the 12 months following the commencement of this offering will include the continued growth plan of the Company and will concentrate in three areas:

1.	Organic growth through existing channels (trade show booth),
2.	Customer Marketing (outdoor living areas: kitchens, patios, gardens)

3.	New markets (strategic alliances with builders)

Lead Generation: Participation at various trade market outlets. The President of the company is the sole representative for the company. He speaks with prospects, follows up on sales leads, and closes all sales opportunities. This process has generated limited success, and the Company believes by leveraging technology and marketing its unique design and build approach, increased revenues can be achieved.

Direct Marketing: We are currently designing an interactive web site that will feature our products offerings, designs developed and constructed, and samples of products and completed projects.  With our cost being less than stone we have a competitive advantage that we believe will enable us to gain traction with these product offerings.  Through increased marketing and advertising dollars we expect to build brand awareness and reach new customers that are not aware of our products, and gain new customers, both similar to what we currently service and expand our footprint to those mentioned below in new markets.

New Markets: To date, our product offering has been limited to exterior wall applications and exterior surface coating, however, we plan to develop strategic alliances with home builders focusing on our product offerings.  These alliances would have our product included in the builders specifications when planning a development.  This will be done through the President soliciting builders and presenting the inherent benefits of our products.

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

Financing Needs:

Our cash flows since inception have not been adequate to support on-going operations.  As noted above, the Company's financing needs for the next twelve months can and will be met through the funds raised in our offering.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of LBB & Associates Ltd, LLP, appear on pages F-1 through F-12 of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2011, our Chief Executive and Chief Financial Officer as of December 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2011.   Based on its evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Management’s Remediation Initiatives

As our resources allow, we will add financial personnel to our management team.  We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions.  We will also create an audit committee made up of our independent directors.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Charles Bartlett	36	Director, President; Secretary and Treasurer

Background of Director and Executive Officer:

Charles Bartlett, age 36:

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

United States Postal Advisory Committee

Candidate for Hughes County Coroner

Masonic Lodge

1987-1991 South Dakota Governor Campaign

1991-1997 United States Senate Campaign

1996 United States Presidential Campaign

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2011 and 2010 as cash and non-cash compensation.

Name	Capacity Served	Aggregate Remuneration
Charles Bartlett	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director	2011 : $5,557 2010: $39,632

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12. SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2011 the following person is known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Director, President, Secretary and Director	Charles Bartlett	6,000,000	88.52%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

There are no agreements or proposed transactions with related parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2011 was $13,565 and in 2010 was $16,205.

(2) AUDIT-RELATED FEES

The aggregate audit fees billed for professional services rendered by our auditors for the review of the quarterly unaudited financial statements included in the registrant’s Forms S-1 and S-1/A were approximately $6,651 in 2011 and $9,645 in 2010.

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

Not applicable.

PART IV

 ITEM 15. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

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

HALL TEES, INC.

By:  /s/  Charles Bartlett

Charles Bartlett

Chief Executive Officer & Chief Financial Officer

Dated: March 29, 2012

SPECIALTY CONTRACTORS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

 LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Specialty Contractors, Inc.

Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Specialty Contractors, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Specialty Contractors, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company's losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 27, 2012

SPECIALTY CONTRACTORS, INC. Consolidated Balance Sheets As of December 31, 2011 and 2010

	2011	2010
Assets
Current Assets
Cash and Cash Equivalents	$153,642	$—
Prepaid Expenses	6,400	—
Total Current Assets	160,042	—

Property and Equipment, Net	7,217	10,271

Other Assets
Deferred Fees	5,202	17,706

TOTAL ASSETS	$172,461	$27,977

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$130	$1,486
Accrued Expenses	2,988	4,986
Amounts Due to Shareholder	2,915	—
Line of Credit	38,908	—
Total Current Liabilities	44,941	6,472

Long-Term Liabilities
Line of Credit	—	76,631
Total Long-Term Liabilities	—	76,631
TOTAL LIABILITIES	44,941	83,103

Commitments

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 6,777,834 and 6,450,000 shares issued and outstanding, respectively	6,778	6,450
Paid In Capital	310,098	64,550
Accumulated Deficit	(189,356)	(126,126)
Total Stockholders’ Equity (Deficit)	127,520	(55,126)
Total Liabilities and Stockholders’ Equity (Deficit)	$172,461	$27,977

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SPECIALTY CONTRACTORS, INC. Consolidated Statements of Operations For the Years Ended December 31, 2011 and 2010

	2011	2010
REVENUE	$71,060	$143,936
COST OF REVENUES	35,182	137,629
GROSS PROFIT	35,878	6,307
OPERATING EXPENSES:
Depreciation and Amortization	15,558	764
General and Administrative	83,108	114,232
TOTAL OPERATING EXPENSES	98,666	114,996

NET OPERATING LOSS	(62,788)	(108,689)

OTHER INCOME (EXPENSE)
Interest Expense, net	(3,757)	(2,412)
Other Income	3,315	—
TOTAL OTHER INCOME (EXPENSE)	(442)	(2,412)

Net loss	$(63,230)	$(111,101)

Earnings per share
Weighted Average Shares Outstanding:
Basic and Diluted	6,670,837	6,422,161
Basic and Diluted Loss per share	$(0.01)	$(0.02)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SPECIALTY CONTRACTORS, INC. Consolidated Statement of Stockholders' Equity For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

December 31, 2009	6,400,000	$6,400	$39,600	$(15,025)	$30,975

Issuance of Common Stock for deferred financing costs	50,000	50	24,950	—	25,000

Net (loss)	—	—	—	(111,101)	(111,101)

Balance, December 31, 2010	6,450,000	$6,450	$64,550	$(126,126)	$(55,126)

Issuance of Common Stock for Cash	327,834	328	245,548	—	245,876

Net (loss)	—	—	—	(63,230)	(63,230)

Balance, December 31, 2011	6,777,834	$6,778	$310,098	$(189,356)	$(127,520)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SPECIALTY CONTRACTORS, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,230)	$(111,101)

Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	15,558	9,470
Change in Assets and Liabilities:
Change in Accounts Receivable	—	42,732
Change in Prepaid Expenses	(6,400)	—
Change in Accounts Payable	(1,356)	(19)
Change in Accrued Expenses	(1,998)	4,986
Change in Billings in Excess of Costs	—	(5,745)
Net Cash Used in Operating Activities	(57,426)	(59,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(5,254)
Net Cash Used in Investing Activities	—	(5,254)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from Line of Credit, net	(37,723)	64,931
Proceeds from Sale of Stock	245,876	—
Payments on Shareholder Loan	2,915	—
Net Cash Provided by Financing Activities	211,068	64,931

NET CHANGE IN CASH AND CASH EQUIVALENTS	153,642	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—
CASH AND CASH EQUIVALENTS AT END OF YEAR	$153,642	$—

SUPPLEMENTAL DISCLOSURES
Interest paid	$3,757	$2,412
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for services and fees	$—	$25,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2011

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

SPECIALTY CONTRACTORS, Inc. (“SPECIALTY”, the “Company”) was incorporated under the laws of the State of Nevada on November 18, 2009.  The Company, through its subsidiary Texas Deco Pierre, LLC., operates as a contractor and performing specialty construction projects primarily in the State of Texas.

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

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2011

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, “Fair Value Measurements”,  the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.

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

Revenue Recognition:

The Company records revenues from its fixed-price, long-term contracts using the percentage-of-completion method. Revenues are recorded based on construction costs incurred to date as a percentage of estimated total cost at completion. The percentage-of-completion, determined by using total costs incurred to date as a percentage of estimated total costs at completion, reflects the actual physical completion of the project. If the current projected costs on a fixed fee contract exceed projected revenue, the entire amount of the loss is recognized in the period such loss is identified.

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

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2011

 Cost of Revenue:

The types of costs included in Cost of Revenue are:

●	Direct material costs
●	Purchasing, receiving and inspection
●	Labor
●	Ingoing and outgoing freight
●	On site expenses
●	Depreciation Expense (operating)

Shipping and Handling Costs

All products are sold FOB destination so the Company does not charge additional fees for shipping and handling.

Advertising

Advertising costs are expensed when incurred.  The Company’s advertising costs were in $10,889 and $7,918 in 2011 and 2010, respectively.

Income Taxes:

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

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

Stock Based Compensation

Stock based compensation expense is recorded for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2011

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010 are as follows:

	2011	2010
Trailers	$6,000	$6,000
Construction Equipment	6,593	6,593
Sub-Total	12,593	12,593
Less: Accumulated Depreciation	(5,376)	(2,322)
Total property and equipment	$7,217	$10,271

The Company’s property and equipment are depreciated on a straight-line basis over the asset’s useful lives, ranging from three to seven years.   Depreciation expense was $3,054 and $764 for the periods ended December 31, 2011 and 2010 respectively.

 NOTE 3 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with GCG Ventures.  The LOC has a $100,000 credit limit, and bears an interest rate of 5% per annum, due May 31, 2012.  As of December 31, 2011, the amount outstanding under this line of credit was $38,908.

The Company has pledged 100% of the receivables owned by Specialty Contractors, Inc. or its affiliates as collateral against this line of credit.  The line of credit has no financial covenants.

  NOTE 4 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were 0 shares issued and outstanding as of December 31, 2011 and 2010 respectively.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share. These shares have full voting rights. There were 6,777,834 and 6,450,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively.

In 2010 the Company issued 50,000 shares in exchange for increasing the revolving line of credit to $100,000, and extending the due date of the line of credit. The number of shares was a negotiated number and valued at $0.50 per share.

The Company filed a Form S-1 with the U.S. Securities & Exchange Commission whereby the company registered shares to sell a minimum of 90,000 common shares or up to a maximum of 750,000 common shares at $0.75 per share. On February 10, 2011, the Form S-1 became effective. In 2011, the Company raised $245,876 under the offering, selling 327,834 shares of common stock.

There is currently no market for our shares. We intend to work with a market maker who would then apply to have our securities quoted on the over-the-counter bulletin Board or on an exchange as soon as practicable.

The Company does not have any stock option plans or stock warrants outstanding.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2011

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company paid the President $5,557 and $39,632 for services and commissions in 2011 and 2010, respectively.

The Company paid the President’s wife $0 and $10,615 for commissions in 2011 and 2010, respectively.

NOTE 6 – COMMITMENTS

The Company leases warehouse space in League City, Texas on a month-to-month basis for $450 per month. There are no future lease obligations.

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

The provision for refundable Federal income tax consists of the following as of December 31, 2011 and 2010:

	2011	2010
Current operations	$23,000	$38,000
Less: Change in valuation Allowance	(23,000)	(38,000)
Net provision	$—	$—

The cumulative tax effect at the expected tax rate of 34% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2011 and 2010 are as follows:

Deferred Tax Asset Related to:

	2011	2010
Net operating loss carryover	$64,000	$41,000
Valuation allowance	(64,000)	(41,000)
Net Deferred Tax Asset	$—	$—

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $190,000 at December 31, 2011, and will expire beginning in 2029.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2011.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2011

NOTE 8 – MAJOR CUSTOMERS

The Company performed work for the following customers that accounted for more than 10% of its revenues in 2011:

	$ Revenue	Percent of revenue

Customer A	$10,650	15%
Customer B	$22,244	31%
Customer C	$16,902	24%

The Company performed work for the following customers that accounted for more than 10% of its revenues in 2010:

	$ Revenue	Percent of revenue

Customer A	$15,600	11%
Customer B	$19,724	14%
Customer C	$16,500	11%
Customer D	$32,328	22%

NOTE 9 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through December 31, 2011 totaling $189,356 and had working capital of $115,101.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2011.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

In 2011, the Company raised capital through a public offering and may need additional capital in the future. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements if its current capital reserve is depleted.

Management believes that the efforts it has made to promote its operation will continue for the foreseeable future; however, the Company has incurred losses and has had limited revenue.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

