Form 10-Q
period 2012-03-31
SPECIALTY CONTRACTORS, INC.
filed 2012-05-11
CIK 1489039

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 8, 2012, there were 6,777,834 shares of Common Stock of the issuer outstanding.

1

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS	March 31, 2012	December 31, 2011
Current assets	(Unaudited)
Cash	$144,893	$153,642
Prepaid expenses	1,600	6,400
Total current assets	146,493	160,042

Property and equipment, net	6,453	7,217

Other assets
Deferred fees	2,076	5,202

TOTAL ASSETS	$155,022	$172,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,895	$130
Accrued expenses	2,990	2,988
Amounts due to shareholder	2,015	2,915
Line of credit	39,396	38,908
Total current liabilities	50,296	44,941

TOTAL LIABILITIES	50,296	44,941

Commitments

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value, 50,000,000 authorized,
6,777,834 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	6,778	6,778
Additional paid-in-capital	310,098	310,098
Accumulated deficit	(212,150)	(189,356)
Total stockholders’ equity	104,726	127,520

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$155,022	$172,461

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

	2012	2011

Revenue	$9,501	$25,898
Cost of revenues	5,885	14,631
Gross profit	3,616	11,267

Operating expenses:
Depreciation and amortization	3,890	3,889
General and administrative	22,055	23,010
Total operating expenses	25,945	26,899

Operating loss	(22,329)	(15,632)

Other (expense)
Interest expense, net	(465)	(1,021)
Total other (expense)	(465)	(1,021)

Net loss	$(22,794)	$(16,653)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	6,777,834	6,450,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011 (Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,794)	$(16,653)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	764	763
Amortization of deferred financing costs	3,126	3,126

Changes in operating assets and liabilities:
Prepaid expenses	4,800	—
Accounts payable	2,860	—
Accrued expenses	3,395	574
NET CASH USED IN OPERATING ACTIVITIES	(7,849)	(12,190)

CASH FLOWS FROM FINANCINS ACTIVITIES
Proceeds from line of credit	—	12,190
Payments on shareholder advances	(900)	—
NET CASH USED (PROVIDED) BY FINANCING ACTIVITIES	(900)	12,190

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,749)	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	153,642	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$144,893	$—

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$1,021	$—
Cash Paid During the Period for Taxes	$—	$—

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading, and to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim consolidated financial information have read or have access to the audited consolidated financial statements and footnote disclosure for the preceding fiscal year. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2011 as reported in form 10-K have been omitted.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2012. These reclassifications have no effect on net loss.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements March 31, 2012 (Unaudited)

NOTE 2 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with GCG Ventures.  The LOC has a $100,000 credit limit, and bears an interest rate of 5% per annum, due May 31, 2012.  As of March 31, 2012, the amount outstanding under this line of credit was $39,396.

The Company has pledged 100% of the receivables owned by Specialty Contractors, Inc. or its affiliates as collateral against this line of credit.  The line of credit has no financial covenants.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company paid the President $1,918 and $1,600 for services and commissions in the quarters ended March 31, 2012 and 2011, respectively.

The Company paid the President’s wife $0 and $800 for commissions in the quarters ended March 31, 2012 and 2011, respectively.

 NOTE 4 – MAJOR CUSTOMERS

The Company performed work for the following customers that accounted for more than 10% of its revenues in 2012:

	$ Revenue	Percent of revenue

Customer A	$3,900	41%
Customer B	$3,381	36%
Customer C	$2,220	23%

ITEM 2: Management’s Discussion and Analysis

EXECUTIVE OVERVIEW:

2012 continues to present challenges in our industry. The national economy, and in particular the poor housing market, has contributed to poor sales growth.  We are still acquiring new customers and we have been able to buy machinery that has greatly improved our efficiency and hence enable us to bid on larger jobs.

Result of our operations for the period ended March 31, 2012 and 2011.

REVENUE:  Revenue for the quarter ended March 31, 2012, was $9,501 compared with revenues for the three months ended March 31, 2011 of $25,898.  The decrease is due to fewer jobs from our limited marketing & Company resources.

COST OF REVENUE: Cost of revenues (COR) were $5,885 (or 62% of revenue) for the three months ended March 31, 2012 compared to $14,631 (or 56% of revenue) for the same period in 2011. The increase in percentage of COR is due to our overhead being up while working less jobs.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation and amortization expense of $3,890 and $3,889, were $22,055 and $23,010 for the three month periods ended March 31, 2012 and 2011, respectively.

NET LOSS. The net loss for the quarter ended March 31, 2012 and 2011 was $22,794 and $16,653 respectively.

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

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the line of credit. The Company has borrowed $39,396 and $38,908 as of March 31, 2012 and December 31, 2011, respectively, for working capital.  The line of credit accrues interest at 5%. We have historically financed our operations through the line of credit. We do not have any commitments for equity funding at this time. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow used in Operating Activities for the quarter ended March 31, 2012 were $7,849.  We anticipate cash flow from operating activities to improve. Future cash flow will be derived from line of credit advances to fund our expected loss.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2012, our Chief Executive and Chief Financial Officer as of March 31, 2012 and as of the date of this report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

9

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

Date: May 11, 2012

10