Form 10-Q/A
period 2012-03-31
SPECIALTY CONTRACTORS, INC.
filed 2012-05-15
CIK 1489039

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

1

EXPLANATORY NOTE

The purpose of this Form 10-Q/A to Specialty Contractors, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 11, 2012 (the "Form 10-Q"), is solely to include the XBRL.

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

Date: May 15, 2012