Form 10-Q
period 2012-06-30
SPECIALTY CONTRACTORS, INC.
filed 2012-08-14
CIK 1489039

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, there were 6,777,834 shares of Common Stock of the issuer outstanding.

1

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS	June 30, 2012	December 31, 2011
Current assets	(Unaudited)
Cash	$138,434	$153,642
Accounts receivable, net	2,720	—
Prepaid expenses	—	6,400
Total current assets	141,154	160,042

Property and equipment, net	5,689	7,217
Deferred fees	—	5,202

TOTAL ASSETS	$146,843	$172,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,803	$130
Accrued expenses	3,890	2,988
Amounts due to shareholder	4,215	2,915
Line of credit	—	38,908
Total current liabilities	11,908	44,941

Long term liabilities Line of Credit	39,894	—
Total long-term liabilities	39,894	—

TOTAL LIABILITIES	51,802	44,941

Commitments

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value, 50,000,000 authorized,
6,777,834 issued and outstanding at June 30, 2012 and December 31, 2011	6,778	6,778
Additional paid-in-capital	310,098	310,098
Accumulated deficit	(221,835)	(189,356)
Total stockholders’ equity	95,041	127,520

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$146,843	$172,461

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenue	$33,378	$26,660	$42,879	$52,558
Cost of revenues	15,494	10,251	21,379	24,882
Gross Profit	17,884	16,409	21,500	27,676

Operating Expenses:
Depreciation and Amortization	2,840	3,890	6,730	7,779
General and Administrative	24,248	20,851	46,303	43,861
Total Operating Expenses	27,088	24,741	53,033	51,640

Operating Loss	(9,204)	(8,332)	(31,533)	(23,964)

Other Expense
Interest Expense, net	(481)	(1,180)	(946)	(2,201)
Total Expense	(481)	(1,180)	(946)	(2,201)

Net Loss	$(9,685)	$(9,512)	$(32,479)	$(26,165)

Basic and Diluted Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	6,777,834	6,672,823	6,777,834	6,562,027

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011 (Unaudited)

	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,479)	$(26,165)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization expense	1,528	1,527
Amortization of deferred financing costs	5,202	6,252
Changes in operating assets and liabilities:
Accounts receivable	(2,720)	-
Prepaid expenses	6,400	-
Accounts payable	3,673	977
Accrued expenses	1,888	-
NET CASH USED IN OPERATING ACTIVITIES	(16,508)	(17,409)

CASH FLOWS FROM FINANCINS ACTIVITIES
Proceeds from line of credit	-	19,933
Proceeds from sale of common stock	-	245,876
Proceeds from shareholder advances	1,300	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,300	265,809

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,208)	248,400
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	153,642	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138,434	$248,400

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$3,758	$-
Cash Paid During the Period for Taxes	$-	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern..

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements June 30, 2012 (Unaudited)

NOTE 2 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with GCG Ventures.  The LOC has a $100,000 credit limit, and bears an interest rate of 5% per annum, due May 31, 2014.  As of June 30, 2012, the amount outstanding under this line of credit was $39,894.

The Company has pledged 100% of the receivables owned by Specialty Contractors, Inc. or its affiliates as collateral against this line of credit.  The line of credit has no financial covenants.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company paid the President $6,085 and $1,600 for services and commissions during the periods ended June 30, 2012 and 2011, respectively.

The Company paid the President’s wife $0 and $800 for commissions during the periods ended June 30, 2012 and 2011, respectively.

 NOTE 4 – MAJOR CUSTOMERS

The Company performed work for the following customers that accounted for more than 10% of its revenues in 2012:

	Revenue	Percent of revenue

Customer A	$7,599	18%
Customer B	$6,000	14%
Customer C	$12,963	30%

The Company performed work for the following customers that accounted for more than 10% of its revenues in 2011:

	Revenue	Percent of revenue

Customer A	$22,244	42%
Customer B	$10,650	20%
Customer C	$5,991	11%

ITEM 2: Management’s Discussion and Analysis

EXECUTIVE OVERVIEW:

2012 continues to present challenges in our industry. The national economy, and in particular the poor housing market, has contributed to poor sales growth.  However, we have changed our advertising methods and we are gaining more traction as time goes on. We are still acquiring new customers and we are starting to see some economies of scale from our improved efficiency and hence enable us to bid on larger jobs.

Result of our operations for the three and six months ended June 30, 2012 and 2011.

REVENUE:  Revenue for the three months ended June 30, 2012, was $33,378 compared with revenues for the three months ended June 30, 2011 of $26,660.   The increase is due to more contracts completed in the current quarter due to our increased marketing efforts.

Revenues for the six months ended June 30, 2012 was 42,879 compared with revenues for the six months ended June 30, 2011 of $52,558. The decrease is due to fewer contracts completed in the first three months in 2012.

COST OF REVENUE: Cost of revenues (COR) was $15,494 (or 46% of revenue) for the three months ended June 30, 2012 compared to $10,251 (or 38% of revenue) for the same period in 2011. The increase in percentage of COR is due to our allocated overhead being up while working fewer jobs.

Cost of revenues (COR) was $21,379 (or 50% of revenue) for the six months ended June 30, 2012 compared to $24,882 (or 47% of revenue) for the same period in 2011. The decrease in COR is due to increased efficiency on the job site.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation and amortization expense of $6,730 and $7,779, were $46,303 and $43,861 for the six month periods ended June 30, 2012 and 2011, respectively.

NET LOSS. The net loss for the three months ended June 30, 2012 and 2011 was $9, 685 and $9,512, respectively.  The net loss for the six months ended June 30, 2012 and 2011 was $32,479 and $26,165 respectively.

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

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the line of credit. The Company has borrowed $39,894 and $38,908 as of June 30, 2012 and December 31, 2011, respectively, for working capital.  The line of credit accrues interest at 5%. We have historically financed our operations through the line of credit. We do not have any commitments for equity funding at this time. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow used in Operating Activities for the six months ended June 30, 2012 was $16,508.  We anticipate cash flow from operating activities to improve. Future cash flow will be derived from line of credit advances to fund our expected loss.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2012, our Chief Executive and Chief Financial Officer as of June 30, 2012 and as of the date of this report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: August 13, 2012

