Form 10-Q
period 2012-09-30
SPECIALTY CONTRACTORS, INC.
filed 2013-01-30
CIK 1489039

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 12, 2012, there were 6,777,834 shares of Common Stock of the issuer outstanding.

1

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS	September 30, 2012	December 31, 2011
Current assets	(Unaudited)
Cash	$132,668	$153,642
Accounts receivable, net	2,083	—
Prepaid expenses	—	6,400
Total current assets	134,751	160,042

Property and equipment, net	4,925	7,217
Deferred financing costs	—	5,202

TOTAL ASSETS	$139,676	$172,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$—	$130
Accrued expenses	3,608	2,988
Amounts due to shareholder	4,865	2,915
Line of credit	—	38,908
Total current liabilities	8,473	44,941

Long term liabilities Line of credit	40,399	—
Total long-term liabilities	40,399	—

TOTAL LIABILITIES	48,872	44,941

Commitments

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value, 50,000,000 authorized,
6,777,834 issued and outstanding at September 30, 2012 and December 31, 2011	6,778	6,778
Additional paid-in-capital	310,098	310,098
Accumulated deficit	(226,072)	(189,356)
Total stockholders’ equity	90,804	127,520

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$139,676	$172,461

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues	$61,572	$—	$104,451	$52,558
Cost of revenues	27,200	901	48,579	25,783
Gross Profit (Loss)	34,372	(901)	55,872	26,775

Operating Expenses:
Depreciation and Amortization	763	3,890	7,494	11,669
General and Administrative	37,345	10,017	83,647	53,878
Total Operating Expenses	38,108	13,907	91,141	65,547

Operating Loss	(3,736)	(14,808)	(35,269)	(38,772)

Other Expense
Interest Expense, net	(501)	(1,079)	(1,447)	(3,280)
Total Expense	(501)	(1,079)	(1,447)	(3,280)

Net Loss	$(4,237)	$(15,887)	$(36,716)	$(42,052)

Basic and Diluted Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	6,777,834	6,777,834	6,777,834	6,634,753

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011 (Unaudited)

	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,716)	$(42,052)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization expense	2,292	2,292
Amortization of deferred financing costs	5,202	9,377
Changes in operating assets and liabilities:
Accounts receivable	(2,083)	—
Prepaid expenses	6,400	—
Accounts payable	(130)	(20)
Accrued expenses	2,111	—
NET CASH USED IN OPERATING ACTIVITIES	(22,924)	(30,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	—	(38,201)
Proceeds from sale of common stock	—	245,876
Proceeds from shareholder advances	1,950	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,950	207,675

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,974)	177,272
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	153,642	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$132,668	$177,272

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$—	$—
Cash Paid During the Period for Taxes	$—	$—

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements September 30, 2012 (Unaudited)

NOTE 2 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with GCG Ventures.  The LOC has a $100,000 credit limit, and bears an interest rate of 5% per annum, due May 31, 2014.  As of September 30, 2012, the amount outstanding under this line of credit was $40,399.

The Company has pledged 100% of the receivables owned by Specialty Contractors, Inc. or its affiliates as collateral against this line of credit.  The line of credit has no financial covenants.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company paid the President $7,784 and $1,600 for services and commissions during the periods ended September 30, 2012 and 2011, respectively.

 NOTE 4 – MAJOR CUSTOMERS

The Company performed work for the following customers that accounted for more than 10% of its revenues in 2012:

	Revenue	Percent of revenue

Customer A	$20,429	20%
Customer B	$12,963	12%

The Company performed work for the following customers that accounted for more than 10% of its revenues in 2011:

	Revenue	Percent of revenue

Customer A	$22,244	42%
Customer B	$10,650	20%
Customer C	$5,991	11%

ITEM 2: Management’s Discussion and Analysis

EXECUTIVE OVERVIEW:

2012 continues to present challenges in our industry. The national economy, and in particular the poor housing market in the State of Texas , has contributed to poor sales growth.  However, we have changed our advertising methods and we are gaining more traction as time goes on. We are still acquiring new customers and we are starting to see some economies of scale from our improved efficiency and hence enable us to bid on larger jobs.

Result of our operations for the three and nine months ended September 30, 2012 and 2011.

REVENUE:  Revenue for the three months ended September 30, 2012, was $61,572 compared with revenues for the three months ended September 30, 2011 of $0.   The increase is due to more contracts completed in the current quarter due to our increased marketing efforts. The majority of our contracts are short term, that is, contracts are completed within six months.

Revenues for the nine months ended September 30, 2012 was $104,451 compared with revenues for the nine months ended September 30, 2011 of $52,558. The increase is due to more contracts completed in 2012 due to our increased marketing efforts.

COST OF REVENUE: Cost of revenues (COR) was $27,200 (or 44% of revenues) for the three months ended September 30, 2012 compared to $901 for the same period in 2011.

Cost of revenues (COR) was $48,579 (or 47% of revenues) for the nine months ended September 30, 2012 compared to $25,783 (or 49% of revenues) for the same period in 2011. The decrease in COR, as a percentage of revenues, is due to increased efficiency on the job site.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation and amortization expense of $763 and $3,890 were $37,345 and $10,017 for the three month periods ended September 30, 2012 and 2011, respectively.

Operating expenses, exclusive of depreciation and amortization expense of $7,494 and $11,669, were $83,647 and $53,878 for the nine month periods ended September 30, 2012 and 2011, respectively. The increase is due to the increased activity for the nine months in 2012 compared to 2011.

NET LOSS. The net loss for the three months ended September 30, 2012 and 2011 was $4,237 and $15,887, respectively.  The net loss for the nine months ended September 30, 2012 and 2011 was $36,716 and $42,052 respectively.

LIQUIDITY AND CAPITAL RESOURCES.  The Company has sufficient funds to support its business for the next twelve months.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the line of credit. The Company has borrowed $40,399 and $38,908 as of September 30, 2012 and December 31, 2011, respectively, for working capital.  The line of credit accrues interest at 5%. We have historically financed our operations through the line of credit. We do not have any commitments for equity funding at this time. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow used in Operating Activities for the nine months ended September 30, 2012 was $22,924.  We anticipate cash flow from operating activities to improve. Future cash flow will be derived from line of credit advances to fund our expected loss.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for the quarterly reviews and year-end audit.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2012, our Chief Executive and Chief Financial Officer as of September 30, 2012 and as of the date of this report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: November 12, 2012

