Form 10-K
period 2012-12-31
SPECIALTY CONTRACTORS, INC.
filed 2013-04-12
CIK 1489039

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2012

SPECIALTY CONTRACTORS, INC

(Exact name of registrant as specified in its charter)

Nevada	333-166057	27-1897718
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification)

1541 E. I-30, Rockwall, Texas 75087

 (Address of principal executive offices (zip code))

(214) 457-1227

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:

Yes [X]   No [ ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2012: $0

Shares of common stock outstanding at March 29, 2013:    6,787,834

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

ITEM 1.                      DESCRIPTION OF BUSINESS

Specialty Contractors, Inc. ( the “Company” or “SPECIALTY” or “we”) was formed November 18, 2009 under the laws of the State of Nevada. Specialty’s wholly owned subsidiary Texas Deco Pierre, LLC (“TEXAS DECO”) was formed October 15th, 2009 and operates as a subsidiary to Specialty Contractors, Inc. TEXAS DECO began operations in November 2009. TEXAS DECO was divested on February 28, 2013 and simultaneously, the Company acquired Alpha Wise Assets LLC, a company in the home building and home remodeling business.

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

Outdoor Grill Patios and Accessories:

As with the outdoor kitchen concept, grills are becoming focus points for outdoor activities. Our ability to designF and build around a grill based activity pattern is one of our primary strengths. To complement our design and build concept, we also assist the client in purchasing the grill of their choice from a grill manufacturer.

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

At present, our market territory is primarily local, soliciting business through word-of-mouth and advertising in the phone book and through print advertising. We continue to develop our local market and our contemplating strategies to go statewide.

Business Model Development & Growth Plans:

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

NUMBER OF EMPLOYEES

The Company presently has one employee, Michael Goode, President and CEO. All other workers are subcontractors hired on a job by job basis.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ending December 31, 2012 no matters were submitted to security holders for a vote.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS’ MATTERS

Our stock is currently quoted on the pink sheets under the symbol SPCN. The stock is thinly traded.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2012

GOING CONCERN:

The Company has minimal operations and has cash of $91,632 and working capital of approximately $82,574 as of December 31, 2012. The Company raised capital through sales of common stock in an offering under an S-1 registration statement filed with the US Securities & Exchange Commission. Since the Company has minimal operations, it is not known how long its capital will last if operations do not become more substantial. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

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

EXECUTIVE OVERVIEW:

2012 was a much better year in sales and we believe gives us a reputation to build on in the future. We gained with new customers and expect our renewed focus and advertising will springboard us to greater results in 2013.

Fiscal years ended on December 31, 2012 and 2011.

REVENUE:  Revenue for the year ended December 31, 2012, was $105,581 compared with revenues for the year ended December 31, 2011 of $71,060.  We have historically acquired contracts through word-of-mouth and advertising in the phone book and through print advertising. We plan to improve our marketing and advertising efforts in order to acquire more contracts. Until then, our revenues will remain sporadic due to a lack of backlog of contracts.

COST OF REVENUES: Cost of revenues (COR) were $51,825 for the year ended December 31, 2012 compared to $35,182 for the same period in 2011. The increase in COR is due to more projects being started and finished in 2012. COR as a percentage of revenue was 49% in 2012 versus 50% in 2011, such decrease being better efficiency of work on our projects.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation expense of $8,183 and $15,558, were $105,232 and $83,108 for the years ended December 31, 2012 and 2011, respectively.  The increase in costs was due to more jobs being performed.

NET LOSS. The net loss for the years ended December 31, 2012 and 2011 was $61,477 and $63,230 respectively.  The decrease in the net loss was because of the increase in revenue and more efficient cost of revenue as discussed above, offset in part by the increased operating expenses from year to year.

LIQUIDITY AND CAPITAL RESOURCES.  The Company had $91,632 cash on hand at December 31, 2012 and has sufficient funds to support its business for the next twelve months, although if we have significant growth we could need additional cash.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the line of credit. The Company has borrowed $20,767 and $38,908 as of December 31, 2012 and December 31, 2011, respectively, for working capital.  The line of credit accrues interest at 5%.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow used by Operating Activities for the year ended December 31, 2012 was $45,369.  This is some improvement compared to 2011 cash flows but we are looking for more improvement in 2013.

Material Changes in Financial Condition

WORKING CAPITAL: Working capital decreased from $115,101 at December 31, 2011 to $82,574 at December 31, 2012.

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

Plan of Operations

The plan of operations for the coming 12 months will include the continued growth plan of the Company and will concentrate in three areas:

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

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for the quarterly reviews and year-end audit.  Yorkdale Capital, LLC or its principals are also shareholders. Yorkdale Capital LLC was paid $3,250 and $1,500 for the years ended December 31, 2012 and 2011.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of LBB & Associates Ltd., LLP, appear on pages F-1 through F-12 of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2012, our Chief Executive and Chief Financial Officer as of December 31, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2012.   Based on its evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Michael Goode	60	Director, President; Secretary and Treasurer

Background of Director and Executive Officer:

Mr Goode attended McLennan Community College in Waco, Texas studying Business Administration from 1974 to 1979 where he graduated with an Associate Degree in Applied Science Management Development.

Mr. Goode entered the U.S. Navy in 1971 to 1978 and then worked for the Veterans Administration Regional Office in Waco, Texas until 1981 when he worked for the State of Texas Veteran Affairs Commission from 1981 to 1985. Mr. Goode worked for A.L. Williams Insurance part time from 1984 until employing fulltime from 1985 to 1988 as a Divisional District Manager. Mr. Goode then worked for the Department of Labor in Dallas, Texas from 1988 until retirement in 2009 as a Senior Claims Examiner. Mr. Goode is owner of Goode Investments from 2010 to the present which is involved in real estate investments which includes home remodeling and construction of new homes.

Professional Affiliations of Mr. Goode include the American Legion, Masonic Lodge, and Professional Bowlers Association.

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2012 and 2011 as cash and non-cash compensation.

Name	Capacity Served	Aggregate Remuneration
Michael Goode	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director	2012 $ -0- 2011 $ -0-
Charles Bartlett	FORMER Chief Executive Officer, Chief Financial Officer, President, Secretary and Director	2012 : $12,935 2011: $5,557

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12. SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2012 the following person is known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
FORMER Director, President, Secretary and Director	Charles Bartlett	6,000,000	88.52%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

There are no agreements or proposed transactions with related parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2012 was $16,185 and in 2011 was $13,565.

(2) AUDIT-RELATED FEES

The aggregate audit fees billed for professional services rendered by our auditors for the review of the quarterly unaudited financial statements included in the registrant’s Forms S-1 and S-1/A were approximately $-0- in 2012 and $6,651 in 2011.

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

PART IV

 ITEM 15. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

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

(c) Filing on Form 8-K

Subsequent to the date of the financial statements in this 10-K, an 8-K was filed on March 7, 2013 to disclose that on February 28, 2013, the Company entered into a Stock and Asset Transfer Agreement (the Agreement). Pursuant to the Agreement, the Company divested itself of its subsidiary Texas Deco Pierre, LLC due to continuing losses. Simultaneously with the divestiture of Texas Deco Pierre, LLC, the Company acquired Alpha Wise Assets, LLC, a company in the home building and remodeling business. Alpha Wise Assets, LLC is now a wholly owned subsidiary of Specialty Contractors, Inc. The Company acquired 100% of voting equity interest in Alpha Wise Assets, LLC.

Pursuant to the Agreement, Charles Bartlett resigned as an officer and director of the Company effective February 28, 2013.

On March 1, 2013, the Company’s board of directors appointed Michael Goode as President, CEO, Chief Accounting Officer, Treasurer and Secretary. Michael Goode was also elected as Director of the Company on February 28, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

SPECIALTY CONTRACTORS, INC.

By: /s/ Michael Goode

Michael Goode

Chief Executive Officer & Chief Financial Officer

Dated: March 29, 2013

SPECIALTY CONTRACTORS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Specialty Contractors, Inc.

Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Specialty Contractors, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Specialty Contractors, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company's losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 26, 2013

SPECIALTY CONTRACTORS, INC. Consolidated Balance Sheets As of December 31, 2012 and 2011

	2012	2011
Assets
Current Assets
Cash and cash equivalents	$91,632	$153,642
Prepaid expenses	—	6,400
Total Current Assets	91,632	160,042

Property and equipment, net	4,236	7,217

Deferred fees	—	5,202
TOTAL ASSETS	$95,868	$172,461

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,655	$130
Accrued expenses	2,988	2,988
Amounts due to shareholder	4,415	2,915
Line of credit	—	38,908
Total Current Liabilities	9,058	44,941

Long-Term Liabilities
Line of credit	20,767	—
Total Long-Term Liabilities	20,767	—
TOTAL LIABILITIES	29,825	44,941

Commitments

Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 6,777,834 and 6,777,834 shares issued and outstanding, respectively	6,778	6,778
Paid in capital	310,098	310,098
Accumulated deficit	(250,833)	(189,356)
Total Stockholders’ Equity	66,043	127,520
Total Liabilities and Stockholders’ Equity	$95,868	$172,461

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SPECIALTY CONTRACTORS, INC. Consolidated Statements of Operations For the Years Ended December 31, 2012 and 2011

	2012	2011
Revenue	$105,581	$71,060
Cost of revenue	51,825	35,182
GROSS PROFIT	53,756	35,878
OPERATING EXPENSES:
Depreciation and amortization	8,183	15,558
General and administrative	105,232	83,108
TOTAL OPERATING EXPENSES	113,415	98,666

NET OPERATING LOSS	(59,659)	(62,788)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,862)	(3,757)
Other income	44	3,315
TOTAL OTHER INCOME (EXPENSE)	(1,818)	(442)

Net loss	$(61,477)	$(63,230)

Earnings per share
Weighted Average Shares Outstanding:
Basic and Diluted	6,777,834	6,670,837
Basic and Diluted Loss per share	$(0.01)	$(0.01)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SPECIALTY CONTRACTORS, INC. Consolidated Statements of Stockholders' Equity (Deficit) For the Years Ended December 31, 2012 and 2011

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Totals
December 31, 2010	6,450,000	$6,450	$64,550	$(126,126)	$(55,126)
Issuance of Common Stock for Cash	327,834	328	245,548	—	245,876
Net loss	—	—	—	(63,230)	(63,230)
Balance, December 31, 2011	6,777,834	6,778	310,098	(189,356)	127,520

Net loss	—	—	—	(61,477)	(61,477)
Balance, December 31, 2012	6,777,834	$6,778	$310,098	$(250,833)	$66,043

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SPECIALTY CONTRACTORS, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,477)	$(63,230)

Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	8,183	15,558
Change in Assets and Liabilities:
Change in Prepaid Expenses	6,400	(6,400)
Change in Accounts Payable	1,525	(1,356)
Change in Accrued Expenses	—	(1,998)
Net Cash Used in Operating Activities	(45,369)	(57,426)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	—
Net Cash Used in Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit	(18,141)	(37,723)
Proceeds from Sale of Stock	—	245,876
Payments on Shareholder Loan	1,500	2,915
Net Cash ( Used In) Provided by Financing Activities	(16,641)	211,068

NET CHANGE IN CASH AND CASH EQUIVALENTS	(62,010)	153,642
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	153,642	—
CASH AND CASH EQUIVALENTS AT END OF YEAR	$91,632	$153,642

SUPPLEMENTAL DISCLOSURES
Interest paid	$4,220	$3,757
Income taxes paid	$—	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2012

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

TEXAS DECO was divested on February 28, 2013 and simultaneously, the Company acquired Alpha Wise Assets LLC, a company in the home building and home remodeling business.

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

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2012

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

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is calculated on a straight-line basis over three to seven years and is included in cost of goods sold.

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

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2012

Cost of Revenue:

The types of costs included in Cost of Revenue are:

●	Direct material costs
●	Purchasing, receiving and inspection
●	Labor
●	Ingoing and outgoing freight
●	On site expenses
●	Depreciation Expense (operating)

Shipping and Handling Costs:

All products are sold FOB destination so the Company does not charge additional fees for shipping and handling.

Advertising:

Advertising costs are expensed when incurred.  The Company’s advertising costs were in $24,529 and $10,889 in 2012 and 2011, respectively.

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

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2012

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2012 and 2011 are as follows:

	2012	2011
Trailers	$6,000	$6,000
Construction Equipment	6,593	6,593
Sub-Total	12,593	12,593
Less: Accumulated Depreciation	(8,357)	(5,376)
Total property and equipment	$4,236	$7,217

The Company’s property and equipment are depreciated on a straight-line basis over the asset’s useful lives, ranging from three to seven years.   Depreciation expense was $2,981 and $3,054 for the periods ended December 31, 2012 and 2011, respectively.

NOTE 3 – LINE OF CREDIT

The Company has a line of credit (“LOC”) with GCG Ventures.  The LOC has a $100,000 credit limit, and bears an interest rate of 5% per annum, due May 31, 2014.  As of December 31, 2012, the amount outstanding under this line of credit was $20,767.

The Company has pledged 100% of the receivables owned by Specialty Contractors, Inc. or its affiliates as collateral against this line of credit.  The line of credit has no financial covenants.

NOTE 4 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $.001 per share.  There were 0 shares issued and outstanding as of December 31, 2012 and 2011.

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share. These shares have full voting rights. There were 6,777,834 shares issued and outstanding as of December 31, 2012 and 2011.

In 2011, the Company filed a Form S-1 with the U.S. Securities & Exchange Commission whereby the company registered shares to sell a minimum of 90,000 common shares or up to a maximum of 750,000 common shares at $0.75 per share. On February 10, 2011, the Form S-1 became effective. In 2011, the Company raised $245,876 under the offering, selling 327,834 shares of common stock.

The Company does not have any stock option plans or stock warrants outstanding.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2011

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company paid the former President $12,935 and $5,557 for services and commissions in 2012 and 2011, respectively.

NOTE 6 – COMMITMENTS

The Company leases warehouse space on a month-to-month basis for $450 per month. There are no future lease obligations.

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

The provision for refundable Federal income tax consists of the following as of December 31, 2012 and 2011:

	2012	2011
Current operations	$21,000	$23,000
Less: Change in valuation Allowance	(21,000)	(23,000)
Net provision	$—	$—

The cumulative tax effect at the expected tax rate of 34% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2012 and 2011 are as follows:

Deferred Tax Asset Related to:

	2012	2011
Net operating loss carryover	$85,000	$64,000
Valuation allowance	(85,000)	(64,000)
Net Deferred Tax Asset	$—	$—

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $250,000 at December 31, 2012, and will expire beginning in 2029.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2012.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements December 31, 2012

NOTE 8 – MAJOR CUSTOMERS

The Company performed work for the following customers that accounted for more than 10% of its revenues in 2012:

	$ Revenue	Percent of revenue

Customer A	$12,963	12%
Customer B	$20,429	19%

The Company performed work for the following customers that accounted for more than 10% of its revenues in 2011:

	$ Revenue	Percent of revenue

Customer A	$10,650	15%
Customer B	$22,244	31%
Customer C	$16,902	24%

NOTE 9 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through December 31, 2012 totaling $250,833 and had working capital of $82,574.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2012.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

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

NOTE 10 – SUBSEQUENT EVENTS

On February 28, 2013, the Company entered into and Stock and Asset Transfer Agreement (the Agreement). Pursuant to the Agreement, the Company divested itself of its only operating subsidiary, Texas Deco Pierre, LLC, due to continuing losses. Simultaneously with the divestiture of Texas Deco Pierre, LLC, the Company acquired Alpha Wise Assets, LLC, a company in the home building and remodeling business. Alpha Wise Assets, LLC is now a wholly owned subsidiary of Specialty Contractors, Inc. The Company acquired 100% of voting equity interest in Alpha Wise Assets, LLC.

Pursuant to the Agreement, Charles Bartlett resigned as an officer and director of the Company effective February 28, 2013.

On March 1, 2013, the Company’s board of directors appointed Michael Goode as President, CEO, Chief Accounting Officer, Treasurer and Secretary. Michael Goode was also elected as Director of the Company on February 28, 2013.

On March 1, 2013, the Company issued 10,000 shares of its common stock to Michael Goode in consideration for services rendered as an officer and director of the Company.

