Form 10-Q
period 2013-03-31
SPECIALTY CONTRACTORS, INC.
filed 2013-06-20
CIK 1489039

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

  (214) 457-1227

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]   No [X].

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

As of June 18, there were 6,787,834 shares of Common Stock of the issuer outstanding.

1

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	March 31, 2013	December 31, 2012
Current assets
Cash	$43,461	$91,632
Inventory	199,551	—
Total current assets	243,012	91,632

Assets of discontinued operations	—	4,236

TOTAL ASSETS	$243,012	$95,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,174	$1,655
Liabilities of discontinued operations	—	7,403
Line of credit	194,037	20,767
Total current liabilities	206,211	29,825

TOTAL LIABILITIES	206,211	29,825

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 50,000,000 authorized,
6,787,834 and 6,777,834 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	6,788	6,778
Additional paid-in-capital	315,188	310,098
Accumulated deficit	(285,175)	(250,833)
Total stockholders’ equity	36,801	66,043

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$243,012	$95,868

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012 (Unaudited)

	March 31,
	2013	2012
REVENUE	$—	$—
COST OF REVENUES	—	—
GROSS PROFIT	—	—
OPERATING EXPENSES:
Depreciation and amortization	—	3,126
General and Administrative	14,146	14,838
TOTAL OPERATING EXPENSES	14,146	17,964

NET OPERATING LOSS	(14,146)	(17,964)

OTHER EXPENSE
Gain From Discontinued Operations	16,294	—
Loss on acquisition of Alpha Wise	(28,528)
Interest Income	1	—
Interest Expense	—	(465)
TOTAL OTHER EXPENSE	(12,233)	(465)

LOSS BEFORE DISCONTINUED OPERATIONS	(26,379)	(18,429)

Loss from discontinued operations	(7,963)	(4,365)
Total loss from discontinued operations	(7,963)	(4,365)

NET LOSS	$(34,342)	$(22,794)

Weighted Average Shares Outstanding:
Basic and Diluted	6,784,501	6,777,834
Basic and Diluted Loss per share- continuing operations	$(0.00)	$(0.00)
Basic and Diluted Loss per share- discontinued operations	$(0.00)	$(0.00)
Basic and Diluted Loss per share	$(0.01)	$(0.00)

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012 (Unaudited)

	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,342)	$(22,794)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization expense	—	764
Amortization of deferred financing costs	—	3,126
Loss on acquisition	28,528	—
Stock Issued for Services	5,100	—
Changes in operating assets and liabilities:
Prepaid expenses	—	4,800
Accounts payable	6,477	2,860
Accrued expenses	(7,403)	3,395
NET CASH PROVIDED BY OPERATING ACTIVITIES	(1,640)	(7,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of fixed assets	4,236
NET CASH USED BY INVESTING ACTIVITIES	4,236	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on shareholder advances	—	(900)
Purchase of treasury stock	(30,000)	—
Repayments on debt	(20,767)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	(50,767)	(900)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(48,171)	(8,749)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91,632	153,642
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,461	$144,893

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$—	$1,021
Cash Paid During the Period for Taxes	$—	$—

Noncash investing and financing activities:
Acquisition of Alpha Wise	$30,000	$—

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Basis of Accounting and Consolidation:

The Company prepares its financial statements on the accrual basis of accounting.  It had one subsidiary, Texas Deco Pierre LLC, in 2012 which was divested in the first quarter of 2013, and purchased another subsidiary, Alpha Wise Assets, LLC, which is consolidated. All intercompany balances and transactions are eliminated.  Investments in subsidiaries are reported using the consolidation method.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading, and to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim consolidated financial information have read or have access to the audited consolidated financial statements and footnote disclosure for the preceding fiscal year. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2012 as reported in form 10-K have been omitted.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

Going Concern

At March 31, 2013, the Company has limited revenues and cash flows. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company will accomplish this objective through short-term loans from related parties and additional equity investments, if necessary, which will enable the Company to continue operations for the coming year.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, we reported the results of our former subsidiary, Texas Deco Pierre, as a discontinued operation. The application of ASC 205-20 is discussed in Note 5 below.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements March 31, 2013 (Unaudited)

NOTE 2 – LINE OF CREDIT

At December 31, 2012, the Company had a line of credit (“LOC”) with CGC Ventures, an affiliate of our CFO (see Note 3), with an amount outstanding under this line of $20,767.

At March 31, 2013, the Company has a line of credit (“LOC”) with Independent Bank.  The LOC has a $208,500 credit limit, and bears an interest rate of 5.25% per annum, due June 2, 2013.  As of March 31, 2013, the amount outstanding under this line of credit was $194,027. This balance was carried over as a result of the acquisition of Alpha Wise Assets, LLC. See Note 4.

The Company has pledged 100% of the inventory owned by Specialty Contractors, Inc. or its affiliates as collateral against this line of credit.  The line of credit has no financial covenants.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company paid the former President $6,915 and $1,918 for services and commissions during the periods ended March 31, 2013 and 2012, respectively.

In March 2013, the Company issued the President 10,000 common shares valued at $5,100 for his services as an officer.

During the three months ended March 31, 2013, $5,250 was paid to Yorkdale Capital, a related party entity, partly owned by Charles Smith, CFO, for services and expenses paid on behalf of the Company and $750 was due as of March 31, 2013.

NOTE 4 -- ASSET PURCHASE AGREEMENT

On February 28, 2013, we purchased 100% of Alpha Wise Assets, LLC (“Alpha Wise”), a Texas limited liability company (the “Seller”). The asset purchase was determined to constitute a business under ASC 805 and therefore business combination accounting has been followed.

The purchase price for the assets was $30,000 (the “Purchase Price”) which was paid to repurchase 5,970,000 shares of common stock which was then immediately reissued for 100% of Alpha Wise. The Company is in process of having the financial statements of Alpha Wise audited in accordance with Generally Accepted Accounting Principles (GAAP) and as required by the rules and regulations as promulgated by the Securities and Exchange Commission in connection with the acquisition of a business entity.

A summary of the purchase price allocation is shown below:

Purchase Price Allocation

Accounts Payable	(1,239)
Inventory	199,551
Note Payable	(194,037)
Advances	(2,803)
Loss on acquisition [1]	28,528
Total Purchase Price	30,000

[1] A loss on acquisition was recorded as the inventory asset was recorded at its fair value to be sold and does not constitute goodwill as there is no identifiable value in the business acquired beyond the inventory purchased.

Following is an unaudited pro forma income statement as if the asset purchase had been consummated as of January 1, 2012:

	March 31, 2012
	Specialty As Reported	Alpha Wise	Proforma Adjustments	Proforma
Revenue	$9,501	$—	$—	$9,501

Net Income (Loss)	$(22,794)	$(30,365)	$—	$(53,159)

Basic and Diluted Loss per Common Share				$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding				6,777,834

	March 31, 2013
	Specialty	Alpha Wise	Pro-Forma Adjustments	Proforma
Revenue	$—	$—	$—	$—

Net Income (Loss)	$(34,342)	$(100)	$—	$(34,442)

Basic and Diluted Loss per Common Share				$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding				6,781,167

NOTE 5 -- SALE OF TEXAS DECO PIERRE, LLC AND DISCONTINUED OPERATIONS

On February 28, 2013 the Company sold its subsidiary Texas Deco Pierre, LLC (TDP) to the former President of the Company in exchange for indemnification for all acts and activities that may result from the operation of TDP.

As a result of the sale of TDP, the Company’s investment in TDP of $30,000, the related intercompany receivables of $28,500 and payments made on the LOC on behalf of TDP of $41,565 were written off as of the date of disposition. A loss of $7,963 was recorded for the disposition of TDP for the year quarter ended March 31, 2013 which consisted of its losses as of February 28, 2013.

A summarized operating result for discontinued operations is as follows:

	For the Two Months Ended February 28, 2013	For the Twelve Months Ended December 31, 2012
Revenues	$ 6,812	$ 105,581
Cost of revenues	1,947	51,825
Depreciation expense	—	2,981
Operating expenses	12,828	74,636
Operating loss	7,963	23,861

Interest expense	—	3,041
Net loss from discontinued operations	$ 7,963	$ 26,902

Summary of asset and liabilities of discontinued operations is as follows:

Cash	$ 29,704	$ 268
Property and equipment, net	4,236	4,236
Total assets of discontinued operations	33,940	4,504

Accounts payable and accrued expenses	2,988	4,588
Intercompany payable	58,500	18,500
Shareholder advance	3,415	4,415
Note payable – short term	62,333	62,333
Total liabilities of discontinued operations	$ 127,236	$ 89,836

NOTE 6 – SUBSEQUENT EVENTS

On April 17, 2013, we appointed Charles Smith (“Smith”) as our CFO. The Company had a line of credit as referenced in Note 2 with CGC Ventures, an affiliate of our CFO. In conjunction with the divesting of our subsidiary, Texas Deco Pierre, LLC, on February 28, 2013, CGC Ventures forgave the balance due on the line of credit of $20,767. Smith has guaranteed the loan building loan for the home which is currently listed for sale.

ITEM 2: Management’s Discussion and Analysis

EXECUTIVE OVERVIEW:

2012 continued to present challenges in our industry. The national economy and the housing market saw strengthening and we saw an increase in sales due to that. However, we were not able to generate the level of sales we needed to in order to profit from the products we offered and on February 28, 2013, we divested our wholly owned subsidiary named Texas Deco Pierre, LLC and simultaneously purchased Alpha Wise Assets, LLC, a company that is in the home building business.

At March 31, 2013, we have a home in inventory that is substantially complete and is on the market. We expect to turn this property at a profit in 2013.

In conjunction with the divestiture and then purchase of subsidiaries, we are now in the home building business. We believe that given the times we live in of low interest rates and the ability to get financing for construction, that the Company will be able to generate cash flow from operations by taking advantage of market conditions in the home building industry. Additionally, the current Administration and Congress are discussing rules to relax the lending standards which would provide great access to home mortgage loans for people that would not qualify under current standards.

Result of our operations for the three and three months ended March 31, 2013 and 2012.

REVENUE:  Revenue for the three months ended March 31, 2013, was $0 due to discontinued operations compared with revenues for the three months ended March 31, 2012 of $9,501.

COST OF REVENUE: Cost of revenues (COR) was $0 for the three months ended March 31, 2013 compared to $5,885 for the same period in 2012.

OPERATING EXPENSES. Operating expenses, exclusive of depreciation and amortization expense of $0 and $3,890 were $19,246 and $22,055 for the three month periods ended March 31, 2013 and 2012, respectively.

OTHER INCOME AND EXPENSE. Other income and expense included interest expense of $0 and $465 for the periods ended March 31, 2013 and 2012 respectively, interest income of $1 and $0 for the three months ended March 31, 2013 and 2012 respectively, and a loss from discontinued operations in the three months ended March 31, 2013 due to the divestiture of a subsidiary.

NET LOSS. The net loss from continuing operations for the three months ended March 31, 2013 and 2012 was $34,342 and $22,794, respectively. Total net loss including discontinued operations was $134,448 and $22,794 for the three months ended March 31, 2013 and 2012 respectively

LIQUIDITY AND CAPITAL RESOURCES.  The Company has sufficient funds to support its business for the next twelve months.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the line of credit. The Company has borrowed $194,037 and $20,767 as of March 31, 2013 and December 31, 2012, respectively, for working capital.  The line of credit accrues interest at 5.25%. We finance our inventory through the line of credit. We do not have any commitments for equity funding at this time. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow used in Operating Activities for the three months ended March 31, 2013 was $6,614 after taking out the effects of the financed inventory and the loss on discontinued operations.  We anticipate cash flow from operating activities to improve. Future cash flow will be derived from line of credit advances to fund our expected loss.

GOING CONCERN: The Company has limited operations and has working capital of $36,801 and an accumulated deficit of $285,175 as of March 31, 2013. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2013, our Chief Executive and Chief Financial Officer as of March 31, 2013 and as of the date of this report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items 1, 2, 3 and 4 Not Applicable

Item 5. Other information

(a)	Reports on Form 8-K

A Form 8-K was filed on March 7, 2013 disclosing the disposition of our subsidiary, Texas Deco Pierre, LLC and the acquiring of a new subsidiary, Alpha Wise Assets, LLC.

In conjunction with the disposition of assets referenced above, the Company repurchased 5,970,000 shares from Charles Bartlett for $30,000 and immediately issued them to Michael Goode for 100% of Alphas Wise Assets, LLC.

The Form 8-K also disclosed that in conjunction with that disposition of assets, a change in control of the Company occurred as Charles Bartlett resigned and Michael Goode was appointed as President, Secretary and Treasurer of the Company.

On April 17, 2013, we filed a Form 8-K announcing the appointment of Charles Smith as Chief Financial Officer of the Company.

A Form 8-K was filed on May 17, 2013 disclosing the resignation of LBB Associates Ltd., LLP as registered public accounting firm for the Company.

On Form 8-K/A was filed on May 29, 2013 correcting the statement concerning LBB Associates Ltd., LLP opinions in its reports for the Company.

A Form 8-K was filed on May 29, 2013 announcing the appointment of MaloneBailey LLP as the registered public accounting firm of the Company.

(b)  None

Item No. 6 - Exhibits

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

By /s/ Michael Goode

Michael Goode, Chief Executive Officer

Date: June 20, 2013

