Form 10-Q/A
period 2013-03-31
SPECIALTY CONTRACTORS, INC.
filed 2013-08-01
CIK 1489039

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

1

EXPLANATORY NOTE

The purpose of this Form 10-Q/A to Specialty Contractors, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on June 20, 2013 (the "Form 10-Q"), is solely to include the XBRL.

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

/s/ Michael Goode

Michael Goode,

President and Chief Executive Officer

Date:  July 26, 2013

3