Form 10-Q
period 2013-06-30
SPECIALTY CONTRACTORS, INC.
filed 2013-08-14
CIK 1489039

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 15, there were 6,787,834 shares of Common Stock of the issuer outstanding.

1

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2013	December 31, 2012
Current assets
Cash	$16,135	$91,632
Inventory	210,289	—
Total current assets	226,424	91,632

Assets of discontinued operations	—	4,236

TOTAL ASSETS	$226,424	$95,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,089	$1,655
Liabilities of discontinued operations	—	7,403
Line of credit	196,976	20,767
Total current liabilities	208,065	29,825

TOTAL LIABILITIES	208,065	29,825

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 50,000,000 authorized,
6,787,834 and 6,777,834 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6,788	6,778
Additional paid-in-capital	315,188	310,098
Accumulated deficit	(303,617)	(250,833)
Total stockholders’ equity	18,359	66,043

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$226,424	$95,868

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross Profit	—	—	—	—

Operating Expenses:
Depreciation and Amortization	—	2,076	—	5,202
General and Administrative	18,443	5,619	32,589	20,457
Loss on acquisition of Alpha Wise	—	—	28,528	—
Total Operating Expenses	18,443	7,695	61,117	25,659

Operating Loss	(18,443)	(7,695)	(61,117)	(25,659)

Other Expense
Interest Income	1	—	2	—
Interest Expense, net	—	(481)	—	(946)
Total Expense	1	(481)	2	(946)

Net Loss Before Discontinued Operations	(18,442)	(8,176)	(61,115)	(26,605)

Gain from Discontinued Operations	—	—	16,294	—
Loss from Discontinued Operations	—	(3,009)	(7,963)	(7,374)
Total Gain/(Loss) from Discontinued Operations	—	(3,009)	8,331	(7,374)

Net Loss	$(18,442)	$(11,185)	$(52,784)	$(33,979)

Basic and Diluted Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	6,787,834	6,777,834	6,784,519	6,777,834

Basic and Diluted Loss per share - continuing operations	$(0.00)	$(0.00)	(0.01)	$(0.00)
Basic and Diluted Loss per share - discontinued operations	$(0.00)	$(0.00)	(0.00)	$(0.00)
Basic and Diluted Loss per share	$(0.00)	$0.00)	(0.01)	$(0.01)

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 and 2012 (Unaudited)

	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,784)	$(32,479)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization expense	—	1,528
Amortization of deferred financing costs	—	5,202
Loss on acquisition	28,528	—
Stock Issued for Services	5,100	—
Changes in operating assets and liabilities:
Inventory	(10,738)	—
Accounts receivable	—	(2,720)
Prepaid expenses	—	6,400
Accounts payable	5,392	3,673
Accrued expenses	(7,403)	1,888
NET CASH USED BY OPERATING ACTIVITIES	(31,905)	(16,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets
Disposal of fixed assets	4,236	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,236	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	—	1,300
Borrowing on Building Line of Credit	2,939	—
Purchase of treasury stock	(30,000)	—
Repayments on debt	(20,767)	—
NET CASH (USED) PROVIDE BY FINANCING ACTIVITIES	(47,828)	1,300

NET CHANGE IN CASH AND CASH EQUIVALENTS	(75,497)	(15,208)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91,632	153,642
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,135	$138,434

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$—	$3,758
Cash Paid During the Period for Taxes	$—	$—

Noncash investing and financing activities:
Acquisition of Alpha Wise	$30,000	$—

See accompanying summary of accounting policies and notes to the unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Going Concern

At June 30, 2013, the Company has limited revenues and cash flows. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

SPECIALTY CONTRACTORS, INC. Notes to the Consolidated Financial Statements June 30, 2013 (Unaudited)

NOTE 2 – INVENTORY

Real estate is recorded at cost. Costs related to the acquisition,  development, construction and improvement of properties are  capitalized.  Interest costs are capitalized until construction is substantially complete. When sold or otherwise disposed of, the related asset cost and accumulated  depreciation  are removed from the respective  accounts and the net difference,  less any amount realized from disposition,  is reflected in income. Ordinary  repairs and  maintenance  that do not extend the life of the asset are expensed as incurred. Inventory of real estate was $210,289 and $0 at June 30, 2013 and December 31, 2012, respectively.

NOTE 3 – LINE OF CREDIT

At December 31, 2012, the Company had a line of credit (“LOC”) with CGC Ventures, an affiliate of our CFO (see Note 3), with an amount outstanding under this line of $20,767.

At June 30, 2013, the Company has a line of credit (“LOC”) with Independent Bank.  The LOC has a $208,500 credit limit, and bears an interest rate of 5.25% per annum, due September 2, 2013. Our CFO has guaranteed the building loan for the home which is currently listed for sale..  As of June 30, 2013, the amount outstanding under this line of credit was $196,976. This balance was carried over as a result of the acquisition of Alpha Wise Assets, LLC. See Note 4.

The Company has pledged 100% of the inventory owned by Specialty Contractors, Inc. or its affiliates as collateral against this line of credit.  The line of credit has no financial covenants.

NOTE 4 – RELATED PARTY TRANSACTIONS

In March 2013, the Company issued the President 10,000 common shares valued at $5,100 for his services as an officer.

During the six months ended June 30, 2013, $5,250 was paid to Yorkdale Capital, a related party entity, partly owned by Charles Smith, CFO, for services and expenses paid on behalf of the Company and $4,500 was due as of June 30, 2013.

NOTE 5 -- ASSET PURCHASE AGREEMENT

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

Following is an unaudited pro forma income statement as if the asset purchase had been consummated as of January 1, 2012:

6 Months Ended June 30, 2012
Proforma
Revenue	$42,879

Net Income (Loss)	$(62,844)

Basic and Diluted Loss per Common Share	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	6,777,834

Six Months Ended June 30, 2013
Proforma
Revenue	$-

Net Income (Loss)	$(52,911)

Basic and Diluted Loss per Common Share	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	6,784,519

NOTE 6 -- SALE OF TEXAS DECO PIERRE, LLC AND DISCONTINUED OPERATIONS

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

A summarized operating result for discontinued operations is as follows:

For the Two Months Ended February 28, 2013
Revenues	$6,812
Cost of revenues	1,947
Depreciation expense	—
Operating expenses	12,828
Operating loss	7,963

Interest expense	—
Net loss from discontinued operations	$7,963

Summary of asset and liabilities of discontinued operations is as follows:

Cash	$29,704
Property and equipment, net	4,236
Total assets of discontinued operations	33,940

Accounts payable and accrued expenses	2,988
Intercompany payable	58,500
Shareholder advance	3,415
Note payable – short term	62,333
Total liabilities of discontinued operations	$127,236

ITEM 2: Management’s Discussion and Analysis

EXECUTIVE OVERVIEW:

The national economy and the housing market saw strengthening and we saw an increase in sales in our area due to that. We are hopeful that we will be able to sell the home we have in Inventory in the third quarter of 2013.

At June 30, 2013, we have a home in inventory that is awaiting final inspection and is on the market. We expect to turn this property at a profit in 2013.

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

Result of our operations for the three and six months ended June 30, 2013 and 2012.

REVENUE:  Revenue was $0 for both the three and six months ended June 30, 2013 and 2012.

COST OF REVENUE: Cost of revenues was $0 for both the three and six months ended June 30, 2013 and 2012.

OPERATING EXPENSES. Operating expenses for the three months ended June 30, 2013 and June 30, 2012 were $18,442 and $7,695 respectively. Operating expenses for the six months ended June 30, 2013 and 2012 were $32,589 and $25,659, respectively.

OTHER INCOME AND EXPENSE. Other income and expense included interest expense of $0 and $481 for the three months ended June 30, 2013 and 2012 respectively, and $0 and $946 for the six months ended June 30, 2013 and 2012 respectively. Interest income of $2 and $0 was recorded for the six months ended June 30, 2013 and 2012 respectively. Additionally, we recorded a gain of $16,294 from discontinued operations in the six months ended June 30, 2013 due to the divestiture of a subsidiary, and a loss on acquisition of a subsidiary of $28,528.

NET LOSS. The net loss from continuing operations for the three months ended June 30, 2013 and 2012 was $18,442 and $11,185, respectively. Net loss for the six months ended June 30, 2013 and 2012 respectively was $52,784 and $33,979 which included a gain of $16,294 from discontinued operations and a loss on acquisition of a subsidiary of $28,528.

LIQUIDITY AND CAPITAL RESOURCES.  The Company believes it has sufficient funds to support its business for the next twelve months.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the line of credit. The Company has borrowed $196,976 and $20,767 as of June 30, 2013 and December 31, 2012, respectively, for working capital.  The line of credit accrues interest at 5.25%. We finance our inventory through the line of credit. We do not have any commitments for equity funding at this time. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow used in Operating Activities for the three months ended June 30, 2013 was $7,361 after taking out the effects of the financed inventory and the loss on discontinued operations.  We anticipate cash flow from operating activities to improve. Future cash flow will be derived from line of credit advances to fund our expected loss.

GOING CONCERN: The Company has limited operations and has working capital of $18,359 and an accumulated deficit of $303,617 as of June 30, 2013. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2013, our Chief Executive Officer and Chief Financial Officer as of June 30, 2013 and as of the date of this report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

A Form 8-K/A was filed on May 29, 2013 correcting the statement concerning LBB Associates Ltd., LLP opinions in its reports for the Company.

A Form 8-K was filed on May 29, 2013 announcing the appointment of MaloneBailey LLP as the registered public accounting firm of the Company.

A Form 8-K/A was filed on June 14, 2013 correcting the statement concerning LBB Associates Ltd., LLP opinions in its reports for the Company.

A Form 8-K/A was filed on July 31, 2013 to file the audit of Alpha Wise Assets, LLC, the entity purchased by the Company on February 28, 2013, along with the related purchase documents.

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

Date: August 14, 2013

