Form 10-Q
period 2013-09-30
SPECIALTY CONTRACTORS, INC.
filed 2013-11-18
CIK 1489039

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 15, 2013 there were 6,787,834 shares of Common Stock of the issuer outstanding.

1

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2013	February 28, 2013
Current assets
Cash	$1,421	$—
Inventory	218,873	197,614
Total current assets	220,294	197,614

TOTAL ASSETS	$220,294	$197,614

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,550	$1,239
Accounts payable - related party	9,000	—
Due to Shareholder	3,838	2,803
Line of credit	196,976	194,037
Total current liabilities	219,364	198,079

TOTAL LIABILITIES	219,364	198,079

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at September 30, 2013 and February 28, 2013	—	—
Common stock, $0.001 par value, 50,000,000 authorized,
6,787,834 and 0 issued and outstanding at September 30, 2013 and February 28, 2013, respectively	6,788	—
Additional paid-in-capital	73,454	30,000
Accumulated deficit	(79,312)	(30,465)
Total stockholders’ equity	930	(465)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$220,294	$197,614
See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2013	2012	2013	2012

Revenue	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross Profit	—	—	—	—

Operating Expenses:
General and Administrative	17,429	—	48,849	30,365
Total Operating Expenses	17,429	—	48,849	30,365

Operating Loss	(17,429)	—	(48,849)	(30,365)

Other Expense
Interest Income	1	—	2	—
Total Expense	1	—	2	—

Net Loss	$(17,428)	$—	$(48,847)	$(30,365)

Basic and Diluted Loss per share	$(0.01)	$0.00	$(0.01)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	6,787,834	6,777,834	6,785,636	6,777,834

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SEVEN MONTHS ENDED SEPTEMBER 30, 2013 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

	Sept 30, 2013	Sept 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,847)	$(30,365)
Adjustments to reconcile net loss to net cash
used by operating activities:
Membership unites issued for services	—	30,000
Stock Issued for Services	5,100	—
Changes in operating assets and liabilities:
Inventory	(21,259)	(141,405)
Accounts payable	2,791	—
Accounts Payable – Related Party	9,000	—

NET CASH USED BY OPERATING ACTIVITIES	(53,215)	(141,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse merger	50,662	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	50,662	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on Building Line of Credit	2,939	138,672
Borrowing on shareholder advances	1,035	3,203
NET CASH (USED) PROVIDE BY FINANCING ACTIVITIES	3,974	141,875

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,421	105
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,421	$105

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$—	$—
Cash Paid During the Period for Taxes	$—	$—

Noncash investing and financing activities:
Accounts payable assumed through reverse merger	$5,520	$—

See accompanying summary of accounting policies and notes to the unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Specialty Contractors, Inc. (“Specialty”, the “Company”) was incorporated under the laws of the State of Nevada on November 18, 2009.  The Company operates as a home builder in the State of Texas and operates through its wholly owned subsidiary Alpha Wise Assets, LLC, formed in the State of Texas on February 23, 2012.

On February 28, 2013, Specialty Contractors, Inc. ("Specialty"), acquired 100% of the outstanding common stock of Alpha Wise Assets, LLC (“Alpha”).  On February 28, 2013, Specialty purchased 5,970,000 shares of its common stock from its President for $30,000 and simultaneously issued it in exchange for a 100% equity interest in Alpha. Alpha received cash of $50,562 and Accounts Payable of $5,520.  As a result of the transaction, Alpha became the wholly owned subsidiary of Specialty and the shareholders of Alpha owned a majority of the voting stock of Specialty.  The transaction was accounted for as a reverse recapitalization whereby Alpha was considered to be the accounting acquirer as its shareholders controlled of Specialty after the transaction, although Specialty is the legal parent company.  The share exchange was treated as a recapitalization of Specialty.  As such, Alpha (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Alpha had always been the reporting company and, on the share transaction date, changed its name and reorganized its capital stock.

The Company operates on a calendar year-end.   The Company operates in only one business segment.

Basis of Accounting and Consolidation:

The Company prepares its financial statements on the accrual basis of accounting.  It had one subsidiary, Alpha Wise Assets, LLC, which is consolidated. All intercompany balances and transactions are eliminated.  Investments in subsidiaries are reported using the consolidation method.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading, and to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim consolidated financial information have read or have access to the audited consolidated financial statements and footnote disclosure for the preceding fiscal year. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year end as reported in form 8-K have been omitted.

Going Concern

At September 30, 2013, the Company has limited revenues and cash flows. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 2--INVENTORY

Real estate is recorded at cost. Costs related to the acquisition, development, construction and improvement of properties are capitalized.  Interest costs are capitalized until construction is substantially complete. When sold or otherwise disposed of, the related asset cost and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income. Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred. Inventory of real estate was $218,873 and $197,614 at September 30, 2013 and February 28, 2013, respectively.

NOTE 3 – LINE OF CREDIT

At September 30, 2013 and February 28, 2013, the Company has a line of credit (“LOC”) with Independent Bank.  The LOC has a $208,500 credit limit, and bears an interest rate of 5.25% per annum, due September 2, 2013. The Company is in process of extending the note until September 3, 2014. Our CFO has guaranteed the building loan for the home which is currently listed for sale.  As of September 30, 2013 and February 28, 2013, the amount outstanding under this line of credit was $196,976 and $194,037, respectively.

The Company has pledged 100% of the inventory owned by Specialty Contractors, Inc. or its affiliates as collateral against this line of credit.  The line of credit has no financial covenants.

NOTE 4 – RELATED PARTY TRANSACTIONS

In March 2013, the Company issued the President 10,000 common shares valued at $5,100 for his services as an officer.

During the nine months ended September 30, 2013, the company incurred $14,250 for services provided by Yorkdale Capital a related party entity, partly owned by Charles Smith, CFO, in which $5,250 was paid to Yorkdale Capital. As of September 30, 2013, $9,000 was due to Yorkdale Capital.

ITEM 2: Management’s Discussion and Analysis

EXECUTIVE OVERVIEW:

The national economy and the housing market saw strengthening and we saw an increase in sales in our area due to that. We anticipate that our home in inventory will sell in 2013.

At September 30, 2013, we have a home in inventory that is awaiting final inspection and is on the market. We expect to turn this property at a profit in 2013.

We are in the home building business and we believe that given the times we live in of low interest rates and the ability to get financing for construction, that the Company will be able to generate cash flow from operations by taking advantage of market conditions in the home building industry. Additionally, the current Administration and Congress are discussing rules to relax the lending standards which would provide greater access to home mortgage loans for people that would not qualify under current standards. Additionally, the Federal Reserve has indicated that it will continue to pursue a policy of ‘easy money’ which indicates that low interest rates will be around at least for the next year or two.

Result of our operations for the three months ended September 30, 2013 and 2012 and for the nine months ended September 30, 2013 and 2012.

REVENUE:  Revenue was $0 for both the three and nine months ended September 30, 2013 and September 30, 2012.

COST OF REVENUE: Cost of revenues was $0 for both the three and nine months ended September 30, 2013 and September 30, 2012.

OPERATING EXPENSES. Operating expenses for the three months ended September 30, 2013 and 2012 were $17,429 and $0 respectively. Operating expenses for the nine months ended September 30, 2013 and September 30, 2012 were $48,849 and $30,365 respectively.

OTHER INCOME AND EXPENSE. Other income and expense included interest income of $1 and $0 for the three months ended September 30, 2013 and 2012 respectively, and $2 and $0 for the nine months ended September 30, 2013 and September 30, 2012 respectively.

NET LOSS. Our net loss for the three months ended September 30, 2013 and 2012 were $17,428 and $0 respectively. Our net loss for the nine months ended September 30, 2013 and September 30, 2012 were $48,847 and $30,365 respectively.

LIQUIDITY AND CAPITAL RESOURCES.  The Company believes it will have to raise additional capital to fund its business operations for the next twelve months.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the line of credit. The Company has borrowed $196,976 and $194,037 as of September 30, 2013 and February 28, 2013, respectively, for working capital.  The line of credit accrues interest at 5.25%. We finance our inventory through the line of credit. We do not have any commitments for equity funding at this time. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow used in Operating Activities for the three months ended September 30, 2013 was $53,215, of which $21,259 was financed inventory.  We anticipate cash flow from operating activities to improve. Future cash flow will be derived from line of credit advances to fund our expected loss.

GOING CONCERN: The Company has limited operations and has working capital of $930 and an accumulated deficit of $79,312 as of September 30, 2013. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2013, our Chief Executive Officer and Chief Financial Officer as of September 30, 2013 and as of the date of this report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•   Reliance upon third party financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•   Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

Date: November 15, 2013

