Form 10-Q/A
period 2013-03-31
SPECIALTY CONTRACTORS, INC.
filed 2014-02-04
CIK 1489039

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

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:   Yes [ ]   No [X].

As of October 30, 2013 there were 6,787,834 shares of Common Stock of the issuer outstanding.

EXPLANATORY NOTE

Specialty Contractors, Inc.( the “Company”) is filing this Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on June 20, 2013 (the “Quarterly Report”) for the purpose of amending Part I, Item 1. Financial Statements to provide restated financial statements and amended footnotes thereto to reflect the treatment of the disposition of its subsidiary on February 28, 2013 and the subsequent purchase of Alpha Wise Assets, LLC (AWA).  The disposition of the Company’s subsidiary was originally reported under ASC 205-20. Subsequently, it was determined that immediately following the disposition and prior to the acquisition of AWA, the Company was a shell company and the acquisition of AWA should have been treated as a reverse merger.  The balance sheet, statement of cash flow, statement of operations and statement of shareholders equity herein have been restated to take into account the reporting of the acquisition as a reverse merger. The subsequent events footnote to the financial statements has also been amended and updated accordingly. Except for the inclusion of restated financial statements and amended notes thereto, this Form 10-Q/A has not been updated to reflect events that occurred after June 20, 2013, the filing date of the Quarterly Report. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Quarterly Report, including any amendments to those filings.  This Form 10-Q/A includes Exhibits 31.1, 31.2, 32.1 and 32.2, new certifications by the company’s principal executive officer and principal financial officer as required by Rule 12b-15.

2

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	March 31, 2013 (Restated)	December 31, 2012 (Restated)
Current assets
Cash	$43,461	$4,773
Inventory	199,551	174,151
Total current assets	243,012	178,924

TOTAL ASSETS	$243,012	$178,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,521	$—
Accounts payable- related party	3,553	3,203
Line of credit	194,037	176,086
Total current liabilities	206,111	179,289

TOTAL LIABILITIES	206,111	179,289

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 50,000,000 authorized,
6,787,834 and 6,777,834 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	6,788	6,778
Additional paid-in-capital	73,454	23,222
Accumulated deficit	(43,341)	(30,365)
Total stockholders’ equity	36,901	(365)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$243,012	$178,924

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND THE PERIOD FROM INCEPTION (FEBRUARY 23, 2012) TO MARCH 31, 2012 (Unaudited)

	Three Months Ended March 31, 2013 (Restated)	Period from Inception (February 23, 2012) to March 31, 2012 (Restated)

Revenue	$—	$—
Cost of revenues	—	—
Gross Profit	—	—

Operating Expenses:
General and Administrative	12,976	30,365
Total Operating Expenses	12,976	30,365

Operating Loss	(12,976)	(30,365)

Other Expense
Interest Income	—	—
Total Expense	—	—

Net Loss	$(12,976)	$(30,365)

Basic and Diluted Loss per share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	6,781,167	6,777,834

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND

THE PERIOD FROM INCEPTION (FEBRUARY 23, 2012) TO DECEMBER 31, 2012

(Restated)

(Unaudited)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit),
February 23, 2012 (Inception)	—	$—	$—	$—	$—

Issuance of shares for services	6,777,834	6,778	23,222		30,000

Net Loss				(30,365)	(30,365)

Stockholders' Equity (Deficit),
December 31, 2012	6,777,834	$6,778	$23,222	$(30,365)	$(365)

Effect of reverse recapitalization			45,142		45,142

Issuance of shares for services	10,000	10	5,090		5,100

Net Loss				(12,976)	(12,976)

Stockholders' Equity (Deficit),
March 31, 2013	6,787,834	$6,788	$73,454	$(43,341)	$36,901

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND THE PERIOD FROM INCEPTION (FEBRUARY 23, 2012) TO MARCH 31, 2012 (Unaudited)

	March 31, 2013 (Restated)	March 31, 2012 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,976)	$(30,365)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock Issued for Services	5,100	30,000
Changes in operating assets and liabilities:
Inventory	(1,937)	(76,834)
Accounts payable	1,862	—
Due to Shareholder	750	3,758
NET CASH USED BY OPERATING ACTIVITIES	(7,201)	(73,441)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse merger	50,662	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	50,662	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on Building Line of Credit	—	73,977
NET CASH (USED) PROVIDE BY FINANCING ACTIVITIES	—	73,977

NET CHANGE IN CASH AND CASH EQUIVALENTS	43,461	536
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,461	$536

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$—	$—
Cash Paid During the Period for Taxes	$—	$—

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

On February 28, 2013, Specialty Contractors, Inc. ("Specialty"), acquired 100% of the outstanding common stock of Alpha Wise Assets, LLC (“Alpha”).  On February 28, 2013, Specialty purchased 5,070,000 shares of its common stock from its President and simultaneously issued it in exchange for a 100% equity interest in Alpha.  As a result of the transaction, Alpha became the wholly owned subsidiary of Specialty and the shareholders of Alpha owned a majority of the voting stock of Specialty.  The transaction was regarded as a reverse recapitalization whereby Alpha was considered to be the accounting acquirer as its shareholders controlled of Specialty after the transaction, although Specialty is the legal parent company.  The share exchange was treated as a recapitalization of Specialty.  As such, Alpha (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Alpha had always been the reporting company and, on the share transaction date, changed its name and reorganized its capital stock.

The Company operates on a calendar year-end.   The Company operates in only one business segment.

Basis of Accounting and Consolidation:

The Company prepares its financial statements on the accrual basis of accounting.  It has one subsidiary, Alpha Wise Assets, LLC, which is consolidated. All intercompany balances and transactions are eliminated.  Investments in subsidiaries are reported using the consolidation method.

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

SPECIALTY CONTRACTORS, INC.

Notes to the Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2--INVENTORY

Real estate is recorded at cost. Costs related to the acquisition, development, construction and improvement of properties are capitalized.  Interest costs are capitalized until construction is substantially complete. When sold or otherwise disposed of, the related asset cost and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized from disposition,  is reflected in income. Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred. Inventory of real estate was $199,551 and $197,614 at March 31, 2013 and February 28, 2013, respectively.

NOTE 3 – LINE OF CREDIT

At March 31, 2013 and December 31, 2012, the Company has a line of credit (“LOC”) with Independent Bank.  The LOC has a $208,500 credit limit, and bears an interest rate of 5.25% per annum, due September 2, 2013. The Company is in process of extending the note until September 3, 2014. Our CFO has guaranteed the building loan for the home which is currently listed for sale.  As of March 31, 2013 and February 28, 2013, the amount outstanding under this line of credit was $194,037.

The Company has pledged 100% of the inventory owned by Specialty Contractors, Inc. or its affiliates as collateral against this line of credit.  The line of credit has no financial covenants.

NOTE 4 – RELATED PARTY TRANSACTIONS

In March 2013, the Company issued the President 10,000 common shares valued at $5,100 for his services as an officer.

During the three months ended March 31, 2013, $3,750 was paid to Yorkdale Capital, a related party entity, partly owned by Charles Smith, CFO, for services and expenses paid on behalf of the Company and $750 was due as of March 31, 2013.

An additional $2,803 was due as of March 31, 2013 to a related party for expenses paid on behalf of the Company.

 NOTE 5 -- ASSET PURCHASE AGREEMENT

On February 28, 2013, we purchased 100% of Alpha Wise Assets, LLC (“Alpha Wise”), a Texas limited liability company (the “Seller”). The asset purchase was determined to constitute a reverse capitalization and therefore reverse merger accounting has been followed, whereby Alpha was considered to be the accounting acquirer and as such, Alpha (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Alpha had always been the reporting company and, on the share transaction date, changed its name and reorganized its capital stock.

The purchase price for the assets was $30,000 (the “Purchase Price”) which was paid to repurchase 5,970,000 shares of common stock which was then immediately reissued for 100% of Alpha Wise. The Company filed a Form 8-K on July 31, 2013 with the audit of Alpha in accordance with Generally Accepted Accounting Principles (GAAP) and as required by the rules and regulations as promulgated by the Securities and Exchange Commission.

NOTE 6 – MARCH 31, 2013 RESTATEMENT

The Company identified an error relating to the accounting of the disposition of a subsidiary.  On February 28, 2013, the Company sold its subsidiary, Texas Deco Pierre, LLC (TDP) to the former President of the Company for indemnification for all acts and activities that may result from the operation of TDP and then immediately purchased another subsidiary, Alpha Wise Assets, LLC (AWA). Applying ASC 205-20, we reported the results of TDP as a discontinued operation. However, subsequently, we determined that immediately following the disposition of TDP and immediately preceding the acquisition of AWA, the Company was a shell company and the acquisition of AWA should have been treated as a reverse merger.

The effect of the error is to decrease net loss by $21,366 for the three months ended March 31, 2012. Net loss per share for all periods was unchanged.

The Company determined that the misstated amount of $21,366 is material to the March 31, 2013 financial statements.  As a result, the Company amended and restated the interim financial statements for the three months ended March 31, 2013.

The following tables reflect the impact of the restatement to the consolidated balance sheet, the consolidated statement of operations and the consolidated statement of cash flows.

	March 31, 2013
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Restated
Stockholders’ Deficit
Common Stock	$6,788	$--	$6,788
Additional Paid-in Capital	315,188	(241,734)	73,454
Accumulated Deficit	(285,175)	241,834	(43,341)
Total Stockholder’ Deficit	$36,801	$100	$36,901

	For the Three Months Ended March 31, 2013
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated

General and Administrative	$14,146	$(1,170)	$12,976
Total Operating Expense	(14,146)	1,170	(12,976)
OTHER EXPENSE
Gain from Discontinued Operations	16,294	(16,294)	--
Loss on Acquisition of Alpha Wise	(28,528)	28,528	--
Interest Expense	1	(1)	--
Total Other Expense	(12,233)	12,233	--
Loss Before Discontinued Operations	(26,379)	13,403	(12,976)
Loss From Discontinued Operations	(7,963)	7,963
Net Loss	$(34,342)	$21,366	$(12,976)
Net Loss Per Share – Basic and Diluted	$(0.00)		$(0.00)

	Period from February 23, 2012 (Inception) to March 31, 2012
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated

General, Administrative and Depreciation	$17,964	$12,401	$30,365
Total Operating Expense	(17,964)	(12,401)	(30,365)
Interest Expense	(465)	465	--
Net Loss	(18,429)	(11,936)	(30,365)
Loss From Discontinued Operations	(4,365)	4,365
Net Loss	$(22,794)	$(7,571)	$(30,365)

	For the Three Months Ended March 31, 2013
Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Restated

Net Loss	$(34,342)	$21,366	$(12,976)
Net Cash Provided by Operating Activities	(1,640)	(5,561)	(7,201)
Net Cash Provided by Investing Activities	4,236	46,426	50,662
Net Cash Provided by Financing Activities	(50,767)	50,767	--
Net Change in Cash and Cash Equivalents	(48,171)	91,632	43,461
Cash and Cash Equivalents at Beginning of Period	91,632	(91,632)	--
Cash and Cash Equivalents at End of Period	$43,461	$--	$43,461

	Period from February 23, 2012 (Inception) to March 31, 2012
Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Restated

Net Loss	$(22,794)	$(7,571)	$(30,365)
Net Cash Used by Operating Activities	(7,849)	(65,592)	(73,441)
Net Cash Used by Investing Activities	--	--	--
Net Cash Provided by Financing Activities	(900)	74,877	73,977
Net Change in Cash and Cash Equivalents	(8,749)	9,285	536
Cash and Cash Equivalents at Beginning of Period	153,642	(153,642)	--
Cash and Cash Equivalents at End of Period	$144,893	$(145,429)	$536

December 31, 2012 Financial Statements

The error only affected the financial statements from the date of disposition of its subsidiary. Therefore, prior SEC filings, including the December 31, 2012 Form 10-K will not be amended or restated.

ITEM 2: Management’s Discussion and Analysis

EXECUTIVE OVERVIEW:

The national economy and the housing market saw strengthening and we saw an increase in sales in our area due to that. We anticipate that our home in inventory will sell in 2013.

At March 31, 2013, we have a home in inventory that we are finishing so it will be ready to put on the market. We expect to sell this property in 2013.

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

Result of our operations for the three months ended March 31, 2013 and the period from inception (February 23, 2012) to March 31, 2012.

REVENUE:  Revenue was $0 for both the three months ended March 31, 2013 and the period from inception (February 23, 2012) to March 31, 2012.

COST OF REVENUE: Cost of revenues was $0 for both the three months ended March 31, 2013 and the period from inception (February 23, 2012) to March 31, 2012.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2013 was $12,976 and $30,365for the period from inception (February 23, 2012) to March 31, 2012.

NET LOSS. Our net loss for the three months ended March 31, 2013 was $12,976 and $30,365 for the period from inception (February 23, 2012) to March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES.  The Company believes it will have to raise additional capital to fund its business operations for the next twelve months.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the line of credit. The Company has borrowed $194,037 as of March 31, 2013 and February 28, 2013, respectively, for working capital.  The line of credit accrues interest at 5.25%. We finance our inventory through the line of credit. We do not have any commitments for equity funding at this time. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow used in Operating Activities for the three months ended March 31, 2013 was $7,201.  We anticipate cash flow from operating activities to improve. Future cash flow will be derived from line of credit advances to fund our expected loss.

GOING CONCERN: The Company has limited operations and has working capital of $36,901 and accumulated deficit of $43,341 as of March 31, 2013. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Based upon an evaluation conducted for the period ended March 31, 2013, our Chief Executive Officer and Chief Financial Officer as of March 31, 2013 and as of the date of this report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

·   Reliance upon third party financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

·   Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Misstatement of previously issued financial statements by treating the disposition of a subsidiary and purchase of another subsidiary as discontinued operations when it the purchase of the subsidiary subsequent to disposition should have been treated as a reverse merger. This resulted in amended filings for Form 8-K and Form 10-Q for the periods ended March 31, 2013 and June 30, 2013

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

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

Date: February 3, 2014

