Form 10-Q/A
period 2013-06-30
SPECIALTY CONTRACTORS, INC.
filed 2014-02-04
CIK 1489039

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

EXPLANATORY NOTE

Specialty Contractors, Inc.( the “Company”) is filing this Amendment No. 1 to Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on June 20, 2013 (the “Quarterly Report”) for the purpose of amending Part I, Item 1. Financial Statements to provide restated financial statements and amended footnotes thereto to reflect the treatment of the disposition of its subsidiary on February 28, 2013 and the subsequent purchase of Alpha Wise Assets, LLC (AWA).  The disposition of the Company’s subsidiary was originally reported under ASC 205-20. Subsequently, it was determined that immediately following the disposition and prior to the acquisition of AWA, the Company was a shell company and the acquisition of AWA should have been treated as a reverse merger.  The balance sheet, statement of cash flow, statement of operations and statement of shareholders equity herein have been restated to take into account the reporting of the acquisition as a reverse merger. The subsequent events footnote to the financial statements has also been amended and updated accordingly. Except for the inclusion of restated financial statements and amended notes thereto, this Form 10-Q/A has not been updated to reflect events that occurred after June 20, 2013, the filing date of the Quarterly Report. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Quarterly Report, including any amendments to those filings.  This Form 10-Q/A includes Exhibits 31.1, 31.2, 32.1 and 32.2, new certifications by the company’s principal executive officer and principal financial officer as required by Rule 12b-15.

2

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2013	December 31, 2012
Current assets
Cash	$16,135	$4,773
Inventory	210,289	174,151
Total current assets	226,424	178,924

TOTAL ASSETS	$226,424	$178,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,686	$—
Accounts payable- related party	7,303	3,203
Line of credit	196,976	176,086
Total current liabilities	207,965	179,289

TOTAL LIABILITIES	207,965	179,289

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 50,000,000 authorized,
6,787,834 and 6,777,834 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6,788	6,778
Additional paid-in-capital	73,454	23,222
Accumulated deficit	(61,783)	(30,365)
Total stockholders’ equity	18,459	(365)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$226,424	$178,924

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012 AND

THE SIX MONTHS ENDED JUNE 30, 2013 AND

THE PERIOD FROM INCEPTION (FEBRUARY 23, 2012) TO JUNE 30, 2012

(Unaudited)

	Three Months Ended		Six Months Ended	Period from Inception (February 23, 2012) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross Profit	—	—	—	—

Operating Expenses:
General and Administrative	18,443	—	31,419	30,365
Total Operating Expenses	18,443	—	31,419	30,365

Operating Loss	(18,443)	—	(31,419)	(30,365)

Other Expense
Interest Income	1	—	1	—
Total Expense	1	—	1	—

Net Loss	$(18,442)	$—	$(31,418)	$(30,365)

Basic and Diluted Loss per share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	6,787,834	6,777,834	6,784,519	6,777,834

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND

THE PERIOD FROM INCEPTION (FEBRUARY 23, 2012) TO DECEMBER 31, 2012

(Unaudited)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit),
February 23, 2012 (Inception)	—	$—	$—	$—	$—

Issuance of Common Stock for Services	6,777,834	6,778	23,222		30,000

Net Loss				(30,365)	(30,365)

Stockholders' Equity (Deficit),
December 31, 2012	6,777,834	$6,778	$23,222	$(30,365)	$(365)

Effect of Reverse Recapitalization			45,142		45,142

Issuance of Common Stock for Services	10,000	10	5,090		5,100

Net Loss				(31,418)	(31,418)

Stockholders' Equity (Deficit),
June 30, 2013	6,787,834	$6,788	$73,454	$(61,783)	$18,459

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND THE PERIOD FROM INCEPTION (FEBRUARY 23, 2012) TO JUNE 30, 2012 (Unaudited)

	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,418)	$(30,365)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock Issued for Services	5,100	30,000
Changes in operating assets and liabilities:
Inventory	(12,675)	(110,076)
Accounts payable	(2,973)	4,328
Accrued expenses	—	2,703
Due to Shareholder	4,500	—
NET CASH USED BY OPERATING ACTIVITIES	(37,466)	(103,410)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse merger	50,662	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	50,662	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on Building Line of Credit	2,939	103,410
NET CASH (USED) PROVIDE BY FINANCING ACTIVITIES	2,939	103,410

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,135	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,135	$—

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$—	$—
Cash Paid During the Period for Taxes	$—	$—

Noncash financing and investing activities:
Accounts payable related to the reverse merger	$5,520	$—

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

NOTE 2--INVENTORY

Real estate is recorded at cost. Costs related to the acquisition, development, construction and improvement of properties are capitalized.  Interest costs are capitalized until construction is substantially complete. When sold or otherwise disposed of, the related asset cost and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized from disposition,  is reflected in income. Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred. Inventory of real estate was $210,289 and $197,614 at June 30, 2013 and February 28, 2013, respectively.

NOTE 3 – LINE OF CREDIT

At June 30, 2013 and December 31, 2012, the Company has a line of credit (“LOC”) with Independent Bank.  The LOC has a $208,500 credit limit, and bears an interest rate of 5.25% per annum, due September 2, 2013. The Company is in process of extending the note until September 3, 2014. Our CFO has guaranteed the building loan for the home which is currently listed for sale.  As of September 30, 2013 and December 31, 2012, the amount outstanding under this line of credit was $196,976 and $176,086, respectively.

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

In addition, $2,803 was due to a related party as of June 30, 2013. This amount is unsecured, noninterest bearing and due on demand.

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

NOTE 6 – JUNE 30, 2013 RESTATEMENT

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

The effect of the error is to decrease net loss by $21,366 for the six months ended June 30, 2012. Net loss per share for all periods was unchanged.

The Company determined that the misstated amount of $21,366 is material to the June 30, 2013 financial statements.  As a result, the Company amended and restated the interim financial statements for the six months ended June 30, 2013.

The following tables reflect the impact of the restatement to the consolidated balance sheet, the consolidated statement of operations and the consolidated statement of cash flows.

	June 30, 2013
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Restated
Stockholders’ Deficit
Common Stock	$6,788	$--	$6,788
Additional Paid-in Capital	315,188	(241,734)	73,454
Accumulated Deficit	(303,617)	241,834	(61,783)
Total Stockholder’ Deficit	$18,359	$100	$18,459

	For the Six Months Ended June 30, 2013
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated

General and Administrative	$32,589	$(1,170)	$31,419
Loss on Acquisition of Alpha Wise	28,528	28,528	--
Total Operating Expense	(61,117)	29,698	(31,419)
OTHER EXPENSE
Interest Expense	2	(1)	1
Total Other Expense	2	(1)	1
Loss Before Discontinued Operations	(61,115)	29,697	(31,418)
Gain from Discontinued Operations	16,294	(16,294)	--
Loss From Discontinued Operations	(7,963)	7,963
Net Loss	$(52,784)	$21,366	$(31,418)
Net Loss Per Share – Basic and Diluted	$(0.00)		$(0.00)

	Period from February 23, 2012 (Inception) to June 30, 2012
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated

General, Administrative and Depreciation	$25,659	$4,706	$30,365
Total Operating Expense	(25,659)	(4,706)	(30,365)
Interest Expense	(946)	946	--
Net Loss	(26,605)	(3,760)	(30,365)
Loss From Discontinued Operations	(7,374)	7,374
Net Loss	$(33,979)	$3,614	$(30,365)

	For the Six Months Ended June 30, 2013
Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Restated

Net Loss	$(52,784)	$21,366	$(31,418)
Net Cash Provided by Operating Activities	(31,905)	(5,561)	(37,466)
Net Cash Provided by Investing Activities	4,236	46,426	50,662
Net Cash Provided by Financing Activities	(47,828)	50,767	2,939
Net Change in Cash and Cash Equivalents	(75,497)	91,632	16,135
Cash and Cash Equivalents at Beginning of Period	91,632	(91,632)	--
Cash and Cash Equivalents at End of Period	$16,135	$--	$16,135

	Period from February 23, 2012 (Inception) to June 30, 2012
Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Restated

Net Loss	$(32,479)	$(2,114)	$(30,365)
Net Cash Used by Operating Activities	(16,508)	(86,902)	(103,410)
Net Cash Used by Investing Activities	--	--	--
Net Cash Provided by Financing Activities	1,300	102,110	103,410
Net Change in Cash and Cash Equivalents	(15,208)	15,208	--
Cash and Cash Equivalents at Beginning of Period	153,642	(153,642)	--
Cash and Cash Equivalents at End of Period	$138,434	$(138,434)	$--

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

At June 30, 2013, we have a home in inventory that we are finishing so it will be ready to put on the market. We expect to sell this property in 2013.

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

Result of our operations for the three months ended June 30, 2013 and 2012 and for the six months ended June 30, 2013 and period from inception (February 23, 2012) to June 30, 2012.

REVENUE:  Revenue was $0 for both the three and six months ended June 30, 2013 and in the three months ended June 30, 2012 and the period from inception (February 23, 2012) to June 30, 2012.

COST OF REVENUE: Cost of revenues was $0 for both the three and six months ended June 30, 2013 and in the three months ended June 30, 2012 and the period from inception (February 23, 2012) to June 30, 2012.

OPERATING EXPENSES. Operating expenses for the three months ended June 30, 2013 and 2012 were $18,443 and $0 respectively. Operating expenses for the six months ended June 30, 2013 and period from inception (February 23, 2012) to June 30, 2012 were $31,419 and $30,365 respectively.

OTHER INCOME AND EXPENSE. Other income and expense included interest income of $1 and $0 for the three months ended June 30, 2013 and 2012 respectively, and $1 and $0 for the six months ended June 30, 2013 and the period from inception (February 23, 2012) to September 30, 2012 respectively.

NET LOSS. Our net loss for the three months ended June 30, 2013 and 2012 were $18,442 and $0 respectively. Our net loss for the six months ended June 30, 2013 and period from inception (February 23, 2012) to June 30, 2012 were $31,418 and $30,365 respectively.

LIQUIDITY AND CAPITAL RESOURCES.  The Company believes it will have to raise additional capital to fund its business operations for the next twelve months.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the line of credit. The Company has borrowed $196,976 and $176,086 as of June 30, 2013 and December 31, 2012, respectively, for working capital.  The line of credit accrues interest at 5.25%. We finance our inventory through the line of credit. We do not have any commitments for equity funding at this time. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow used in Operating Activities for the three months ended June 30, 2013 was $37,466.  We anticipate cash flow from operating activities to improve. Future cash flow will be derived from line of credit advances to fund our expected loss.

GOING CONCERN: The Company has limited operations and has working capital of $18,359 and an accumulated deficit of $61,883 as of June 30, 2013. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

