Form 10-K/A
period 2012-12-31
SPECIALTY CONTRACTORS, INC.
filed 2014-03-27
CIK 1489039

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [ ]   No [X].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 17, 2013: $190,400

Shares of common stock outstanding at March 25, 2014:  7,937,834

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

Michael Goode, President, CEO

Date: March 27, 2014

4