Form 10-Q/A
period 2013-09-30
SPECIALTY CONTRACTORS, INC.
filed 2014-03-27
CIK 1489039

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

As of March 24, 2014 there were 6,937,834 shares of Common Stock of the issuer outstanding.

1

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2013	December 31, 2012
Current assets
Cash	$1,421	$4,773
Inventory	218,873	174,151
Total current assets	220,294	178,924

TOTAL ASSETS	$220,294	$178,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,550	$—
Accounts payable - related party	9,000	3,203
Due to Shareholder	3,838	—
Line of credit	196,976	176,086
Total current liabilities	219,364	179,289

TOTAL LIABILITIES	219,364	179,289

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at September 30, 2013 and February 28, 2013	—	—
Common stock, $0.001 par value, 50,000,000 authorized,
6,787,834 and 6,787,834 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	6,788	6,778
Additional paid-in-capital	73,454	23,222
Accumulated deficit	(79,312)	(30,365)
Total stockholders’ equity	930	(365)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$220,294	$178,924
See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2013	2012	2013	2012

Revenue	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross Profit	—	—	—	—

Operating Expenses:
General and Administrative	17,429	—	48,949	30,365
Total Operating Expenses	17,429	—	48,949	30,365

Operating Loss	(17,429)	—	(48,949)	(30,365)

Other Expense
Interest Income	1	—	2	—
Total Expense	1	—	2	—

Net Loss	$(17,428)	$—	$(48,947)	$(30,365)

Basic and Diluted Loss per share	$(0.01)	$0.00	$(0.01)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	6,787,834	6,777,834	6,785,636	6,777,834

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SEVEN MONTHS ENDED SEPTEMBER 30, 2013 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

	Sept 30, 2013	Sept 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,947)	$(30,365)
Adjustments to reconcile net loss to net cash
used by operating activities:
Membership unites issued for services	—	30,000
Stock Issued for Services	5,100	—
Changes in operating assets and liabilities:
Inventory	(44,722)	(141,405)
Accounts payable	4,030	—
Accounts Payable – Related Party	5,797	—

NET CASH USED BY OPERATING ACTIVITIES	(78,742)	(141,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse merger	50,662	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	50,662	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on Building Line of Credit	20,890	138,672
Borrowing on shareholder advances	3,838	3,203
NET CASH (USED) PROVIDE BY FINANCING ACTIVITIES	24,728	141,875

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,421	105
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,421	$105

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$—	$—
Cash Paid During the Period for Taxes	$—	$—

Noncash investing and financing activities:
Accounts payable assumed through reverse merger	$5,520	$—

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

OPERATING EXPENSES. Operating expenses for the three months ended September 30, 2013 and 2012 were $17,429 and $0 respectively. Operating expenses for the nine months ended September 30, 2013 and September 30, 2012 were $48,949 and $30,365 respectively.

OTHER INCOME AND EXPENSE. Other income and expense included interest income of $1 and $0 for the three months ended September 30, 2013 and 2012 respectively, and $2 and $0 for the nine months ended September 30, 2013 and September 30, 2012 respectively.

NET LOSS. Our net loss for the three months ended September 30, 2013 and 2012 were $17,428 and $0 respectively. Our net loss for the nine months ended September 30, 2013 and September 30, 2012 were $48,947 and $30,365 respectively.

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

Date: March 27, 2014

