Form 10-K
period 2013-12-31
SPECIALTY CONTRACTORS, INC.
filed 2014-04-15
CIK 1489039

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the Fiscal Year Ended December 31, 2013

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2013: $329,375

Shares of common stock outstanding at March 29, 2014: 6,937,834

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

EXECUTIVE OVERVIEW:

The national economy and the housing market saw strengthening and we saw an increase in sales in our area due to that. The home we have in inventory sold in March 2014 and we are looking for other lots to build on.

Business Overview

We design, construct, market, and sell single-family homes. The Company was formed as Specialty Contractors, Inc. (the “Company”, “we”, “us” or “our”) was incorporated in Texas in 2009. The Company is in the homebuilding business and our homebuilding operations are solely in Texas.

We currently have one home which we completed in late 2013 and sold in 2014.

Our operations span all significant aspects of the home building process – from design, construction and sale.

Geographic Breakdown of Markets by Segment

We operate in the Dallas, Texas area market.

Employees

We have two employees, our President/CEO and our CFO, and except for the 10,000 shares the President received in 2013 when joining the Company, both are unpaid.

Corporate Offices and Available Information

Our corporate offices are located at 1541 E Interstate 30, Suite 140, Rockwall, Texas 75087. Historical information is available on the SEC website at www.sec.gov where our reports on Forms 10-K, 10-Q and 8-K can be viewed. and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of the Company’s Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request.

Business Strategies

We entered the home building market in early 2013 due to the strengthening of the home market nationwide, but especially in the Southwest. Although indicators point to a recovery in the housing market, specifically certain long-term fundamentals which support housing demand, namely population growth and household formation, remain solid, we believe the current positive conditions will be with us in Texas for the foreseeable future. In order to be profitable, we will need to purchase lots at fair prices and drive greater operating efficiencies, as well as control expenses commensurate with our level of deliveries.

Our goal is to become a recognized builder in the market in which we operate, which will enable us to achieve powers and economies of scale and differentiate ourselves from many of our competitors.

We are committed to customer satisfaction and quality in the homes that we build. We recognize that our future success rests in the ability to deliver quality homes to satisfied customers. We seek to expand our commitment to customer service through a variety of quality initiatives. In addition, our focus remains on attracting and developing quality associates. We plan to use several leadership development and mentoring programs to identify key individuals and prepare them for positions of greater responsibility within our Company.

Operating Policies and Procedures

We attempt to reduce the effect of certain risks inherent in the housing industry through the following policies and procedures:

Design - Our residential construction project(s) are generally located in suburban areas easily accessible through public and personal transportation.

Construction - We design and supervise the development and building of our home(s). Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction. We generally employ subcontractors for the installation of lot improvements and construction of homes. Agreements with subcontractors are generally short term and provide for a fixed price for labor and materials. We try to rigorously control costs.

Materials and Subcontractors - We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes.

Marketing and Sales - Our residential property(ies) are sold principally through signs and listing the home(s) for sale on the real estate multiple listing service (MLS).

Customer Service and Quality Control – Our officers are responsible for customer service and pre-closing quality control inspections as well as responding to post-closing customer needs. Prior to closing, each home is inspected and any necessary completion work is undertaken by us. Our homes are enrolled in a standard limited warranty program which, in general, provides a homebuyer with a one-year warranty for the home’s materials and workmanship, a two-year warranty for the home’s heating, cooling, ventilating, electrical, and plumbing systems, and a 10 year warranty for major structural defects. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

Customer Financing - We sell our homes to customers who generally finance their purchases through mortgages. Independent mortgage financial service entities provides our customers with competitive financing and coordinates and expedites the loan origination transaction through the steps of loan application, loan approval, and closing and title services.

Residential Development Activities

Our residential development activities include site planning and engineering, and marketing and selling homes. These activities are performed by our officers or associates, together with independent architects, consultants, and contractors.

Current base prices for our homes are expected to be in the $180,000 to $220,000 price range. Closings generally occur and are typically reflected in revenues within 12 months of when sales contracts are signed.

Seasonality

Our business is seasonal in nature and, historically, weather-related problems, typically in the fall, late winter and early spring, can delay starts or closings and increase costs.

Competition

Our homebuilding operations are highly competitive. We are among the smallest homebuilders in the United States in both homebuilding revenues and home deliveries. We compete with numerous real estate developers in the geographic area in which we operate. Our competition ranges from small local builders to larger regional builders to publicly owned builders and developers, most of which have greater sales and financial resources than we do. Previously owned homes and the availability of rental housing provide additional competition. We compete primarily on the basis of price, location, design, quality, service, and flexibility.

Regulation and Environmental Matters

We are subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design, construction, and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. In addition, we are subject to registration and filing requirements in connection with the construction, advertisement, and sale of homes in the state and locality in which we operate even if all necessary government approvals have been obtained. We may also be subject to periodic delays or may be precluded entirely from building due to building moratoriums that could be implemented in the future in the places in which we operate.

Environmental Matters

We are also subject to a variety of local, state and federal laws and regulations concerning protection of health and the environment (“environmental laws”). The particular environmental laws which apply to any given area according to the community site, the site’s environmental conditions, and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation, and/or other costs, and prohibit or severely restrict development and homebuilding activity.

Marketing Activities

Marketing activities start with sale signs and then move to using real estate brokers familiar with the area.

Our Qualifications

Our qualifications are our reputation and experience in the real estate industry.

Sources and Availability of Raw Material

Our raw materials are purchased from local market wholesalers of stone, brick, and lumber. We use local sub-contractors to do various stages of our construction.

Costs and Effect of Compliance with Environmental Laws

We are not aware nor do we anticipate any environmental laws with which we will have to comply.

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

ITEM 2.                DESCRIPTION OF PROPERTY

Our facilities are shared with our officers in a 450 s.f. office facility.

ITEM 3.                LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ending December 31, 2013 no matters were submitted to security holders for a vote.

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

 ITEM 7.                MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

Summary of 2013

2013 Going Concern

The Company has minimal operations and has cash of $707 and working capital deficit of approximately $22,842 as of December 31, 2013. The Company raised capital through sales of common stock in an offering under an S-1 registration statement filed with the US Securities & Exchange Commission. Since the Company has minimal operations, it is not known how long its capital will last if operations do not become more substantial. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

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

EXECUTIVE OVERVIEW:

2013 saw the market strengthen and we anticipated selling our home in 2013 but it closed in the first quarter of 2014. Now we are looking for other lots to purchase and build the next home(s).

Fiscal years ended on December 31, 2012 and 2011.

REVENUE: Revenue for the year ended December 31, 2013, was $0 and revenue for the period ended December 31, 2012 was $0.

COST OF REVENUES: Cost of revenues for the year ended December 31, 2013, was $0 and cost of revenue for the period ended December 31, 2012 was $0.

OPERATING EXPENSES. Operating expenses were $149,221 for the twelve months ended December 31, 2013 and $30,365 for the period ended December 31, 2012. The increase in costs was due to more activity in the company.

OTHER INCOME. Other income was $2 for the twelve months ended December 31, 2013 and $0 for the period ended December 31, 2012.

NET LOSS. Net loss was $149,219 for the twelve months ended December 31, 2013 and $30,365 for the period ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES. The Company had $707 cash on hand at December 31, 2013 and has sufficient access to capital to support its business for the next twelve months, although if we have significant growth we will need additional cash.

In addition to the preceding, the Company plans for liquidity needs on a short-term and long-term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the line of credit. The Company owes $28,643 as of December 31, 2013 to a related party for funding expenses and working capital.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through access to building loans. At December 31, 2013, the Company owed $194,622 on a building line of credit.

Material Changes in Financial Condition

WORKING CAPITAL: Working capital deficit increased from $365 at December 31, 2012 to $22,842 at December 31, 2013.

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

We focus on evaluating our financial condition and operating performance based on gross margin and cash flow. Gross margin management includes the management of our cost of sales, more specifically, labor and materials. Regarding material trends (raw materials), uncertainties or events that may reasonably occur affecting financial conditions or revenues include procurement quality of product We expect earnings to grow as the costs associated with starting the business have been absorbed and as inefficiencies with training crews are now no longer an issue.

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

Generating Sufficient Revenue:

Since inception, we have generated revenue through advertising, referrals, and word of mouth,. Over the next twelve months we plan to develop our web-based marketing and additional targeted print advertising. The web-based advertising will expose the Company to a different set of demographics and geographies.

Financing Needs:

Our cash flows since inception have not been adequate to support on-going operations. As noted above, the Company’s financing needs for the next twelve months can and will be met through the funds raised in our offering.

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

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of MaloneBailey, LLP, appear on pages F-1 through F-8 of this report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2013, our Chief Executive and Chief Financial Officer as of December 31, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

•	Reliance upon financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2013. Based on its evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Michael Goode	61	Director, President; Secretary and Treasurer

Charles Smith	56	Chief Financial Officer

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

Professional Affiliations of Mr. Goode include the American Legion, Masonic Lodge, and Professional Bowlers Association.

Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business including audit and tax matters. He is to the Chief Financial Officer and Secretary of DynaResource, Inc. – May 2005 to present; Chairman of Dynacap Group, Ltd. - a consulting and management firm - 1992 to the present; Sole proprietor as a Certified Public Accountant - 1983 to the present; President, Secretary, Treasurer and Director of Surface Coatings, Inc. – November 2012 to present; Chief Financial Officer of Specialty Contractors, Inc. – April 2013 to present; and Principal of Yorkdale Capital, a financial and consulting firm – 2006 to present.

ITEM 11. EXECUTIVE COMPENSATION

Following is what our officers received in 2013 and 2012 as cash and non-cash compensation.

Name	Capacity Served	Aggregate Remuneration
Michael Goode	Director, CEO, President, Secretary and Treasurer	2013 - $5,100 2012 - -0-
Charles Smith	Chief Financial Officer	2013 - -0- 2012 - -0-

As of the date of this filing, our two officers are our only employees. We have no employment agreements with any officer, director or employee.

ITEM 12.                SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2013 the following person is known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total

Director, President, Secretary and Treasurer	Michael Goode	5,980,000	75.33%

Chief Financial Officer	Charles Smith	312,000	3.93%

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoices the Company reasonable fees for professional services. Yorkdale Capital, LLC or its principals were paid by the Company for professional services $5,250 and $1,500 for the twelve months ended December 31, 2012 and 2011, respectively.

As of December 31, 2013 the Consultants are known to the Company to own or control the following Voting Stock of the Company:

Title / Relationship to Issuer	Name of Beneficial Owner	Number of Shares Owned	Percent of Total
Consultant – Yorkdale Capital, LLC	Mark Smith	4,500 *	0.06%

Affiliate of Officer	Children of Charles Smith through a Trust/Family LP	288,000	3.62%

* All these shares were purchased in the initial public offering of the Company.

There are no agreements or proposed transactions with related parties.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2013 was $20,565 and in 2012 was $5,000.

(2)  AUDIT-RELATED FEES

The aggregate audit fees billed for professional services rendered by our auditors for the review of the quarterly unaudited financial statements included in the registrant’s Forms S-1 and S-1/A were approximately $-0- in 2013 and $-0- in 2012.

(3)  TAX FEES

None

(4)  ALL OTHER FEES

       None

(5)  AUDIT COMMITTEE POLICIES AND PROCEDURES

(6) Audit Committee Financial Expert

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

Policies and Procedures:

The Board of Directors policies and procedures for hiring Independent Principal Accountants are summarized as follows:

•            The Board ensures that the accountants are qualified by reviewing their valid license information.

•            The Board ensures that the firm is registered with the PCAOB.

•            The Board ensures that the accountants are independent by reviewing Regulation S-X, section 210.2-01(b).

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

PART IV

ITEM 15.               EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report: Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Year Ended December 31, 2013 and the Period from February 23, 2012, Date of Inception, to December 31, 2012

Consolidated Statements of Stockholders’ Equity (Deficit) for the Year Ended December 31, 2013 and the Period from February 23, 2012, Date of Inception, to December 31, 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and the Period from February 23, 2012, Date of Inception, to December 31, 2012

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

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

SPECIALTY CONTRACTORS, INC.

By: /s/ Michael Goode

Michael Goode

Chief Executive Officer & Chief Financial Officer

Dated:  April 14, 2014

Report of Independent Registered Public Accounting Firm

To the Members of

Specialty Contractors, Inc.

Rockwall, Texas

We have audited the accompanying balance sheets of Specialty Contractors, Inc. (the “Company”) as of December 31, 2013 and December 31, 2012, and the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from February 23, 2012 (Inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specialty Contractors, Inc. as of December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for the year then ended and for the period from February 23, 2012 (Inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's losses from operations and its working capital deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey LLP

MaloneBailey LLP

Houston, Texas

April 14, 2014

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2013	December 31, 2012
Current assets
Cash	$707	$4,773
Inventory	202,000	174,151
Total current assets	202,707	178,924

TOTAL ASSETS	$202,707	$178,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,284	$—
Accounts payable - related party	25,840	—
Due to Shareholder	2,803	3,203
Line of credit	194,622	176,086
Total current liabilities	225,549	179,289

TOTAL LIABILITIES	225,549	179,289

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.001 par value, 50,000,000 authorized,
6,937,834 and 6,787,834 issued and outstanding at December 31, 2013 and 2012, respectively	6,938	6,778
Additional paid-in-capital	149,804	23,222
Accumulated deficit	(179,584)	(30,365)
Total stockholders’ equity	(22,842)	(365)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$202,707	$178,924

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013 AND

PERIOD FROM INCEPTION, FEBRUARY 23, 2012 TO DECEMBER 31, 2012

	Twelve Months Ended December 31, 2013	February 23, 2012 (date of inception) to December 31, 2012

Revenue	$—	$—
Cost of revenues	—	—
Gross Profit	—	—

Operating Expenses:
General and Administrative	132,657	30,365
Impairment Expense	16,564	—
Total Operating Expenses	149,221	30,365

Operating Loss	(149,221)	(30,365)

Other Expense
Interest Income	2	—
Total Expense	2	—

Net Loss	$(149,219)	$(30,365)

Basic and Diluted Loss per share	$(0.02)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	6,803,039	6,777,834

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 23, 2012 (DATE OF INCEPTION) TO DECEMBER 31, 2012

AND FOR THE YEAR ENDED DECEMBER 31, 2013

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

February 23, 2012	—	—	—	—	—

Issuance of Common Stock for services	6,777,834	6,778	23,222		30,000

Net loss	—	—	—	(30,365)	(30,365)
Balance, December 31, 2012 (As restated)	6,777,834	6,778	23,222	(30,365)	(365)

Effect of Reverse Recapitalization	—	—	45,142	—	45,142

Issuance of Common Stock for Services	160,000	160	81,440	—	81,600

Net loss	—	—	—	(149,219)	(149,219)
Balance, December 31, 2013	6,937,834	$6,938	$149,804	(179,584)	$(22,842)

See accompanying summary of accounting policies and notes to consolidated financial statements.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013 AND PERIOD FROM INCEPTION, FEBRUARY 23, 2012 TO DECEMBER 31, 2012

	Twelve Months Ended December 31, 2013	February 23, 2012 (date of inception) to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,219)	$(30,365)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment expense	16,564	—
Stock-based compensation	5,100	30,000
Stock Issued for Services	76,500	—
Changes in operating assets and liabilities:
Inventory	(45,057)	(174,151)
Accounts Payable	(3,236)	—
Accrued Expenses	(400)	—
Accounts Payable – Related Party	25,840	3,203
NET CASH USED BY OPERATING ACTIVITIES	(73,908)	(171,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse merger	50,662	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	50,662	—
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on Building Line of Credit	19,180	176,086
NET CASH (USED) PROVIDE BY FINANCING ACTIVITIES	19,180	176,086

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,066)	4,773
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,773	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$707	$4,773

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$—	$—
Cash Paid During the Period for Taxes	$—	$—

Noncash investing and financing activities:
Cash Paid During the Year for Interest Expense / Capitalized Interest	$7,284	$4,522
Accounts payable assumed through reverse merger	$5,520	$—
See accompanying summary of accounting policies and notes to the consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

Notes to the Consolidated Financial Statements
December 31, 2013

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

On February 28, 2013, Specialty Contractors, Inc. ("Specialty"), acquired 100% of the outstanding common stock of Alpha Wise Assets, LLC (“Alpha”).  On February 28, 2013, Specialty purchased 5,970,000 shares of its common stock from its President for $30,000 and simultaneously issued it in exchange for a 100% equity interest in Alpha. Alpha received cash of $50,662 and Accounts Payable of $5,520.  As a result of the transaction, Alpha became the wholly owned subsidiary of Specialty and the shareholders of Alpha owned a majority of the voting stock of Specialty.  The transaction was accounted for as a reverse recapitalization whereby Alpha was considered to be the accounting acquirer as its shareholders controlled of Specialty after the transaction, although Specialty is the legal parent company.  The share exchange was treated as a recapitalization of Specialty.  As such, Alpha (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Alpha had always been the reporting company and, on the share transaction date, changed its name and reorganized its capital stock.

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

Inventory:

Inventories are stated at the lower of cost or market. Accumulated cost includes all costs associated with land acquisition and home construction, including interest and taxes are recorded as inventory until the home is sold when those costs are expensed. The Company records these amounts as work in process.  The Company uses the specific identification method for inventory tracking and valuation.

Earnings per Share:

Earnings per share (basic) are calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is equal to earnings per share (basic).

Revenue Recognition:

The Company records revenues from its homes at the time of transfer of title.

Cost of Revenue:

The Costs included in Cost of Revenue are all costs capitalized or expenses relating to a specific home.

Advertising:

Advertising costs are expensed when incurred. The Company’s advertising costs were $100 and $0 in 2013 and 2012, respectively.

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

Earnings per Share:

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered. As the Company has no potentially dilutive securities, fully diluted earnings per share is equal to earnings per share (basic)

Stock Based Compensation

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

NOTE 2 – GOING CONCERN

The Company has an accumulated deficit through December 31, 2013 totaling $179,584 and had negative working capital of $222,842.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2013. Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

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

NOTE 3 – LINE OF CREDIT

The Company has a building line of credit (“LOC”) with GCG Ventures. The LOC has a $100,000 credit limit, and bears an interest rate of 5% per annum, due May 31, 2014. As of December 31, 2013, the amount outstanding under this line of credit was $194,622.

The Company has pledged 100% of the inventory owned by Specialty Contractors, Inc. or its affiliates as collateral against this line of credit. The line of credit has no financial covenants.

NOTE 4 – INVENTORY

The Company held one home in inventory at December 31, 2013 which was recorded at the lower of cost or market. Subsequent to December 31, 2013 but prior to the issuance of the financial statements, the home was sold for an amount lower than the cost and impairment of $16,564 was recorded as of December 31, 2013.

NOTE 5 – RELATED PARTY

As of December 31, 2013, the Company was indebted to Yorkdale Capital, LLC for the amount of $25,840. The entity is controlled by the Chief financial officer of the Company. The amount is unsecured, noninterest bearing, and due on demand.

As of December 31, 2013, the Company was indebted to its chief financial officer for the amount of $2,803. This amount is unsecured, noninterest bearing, and due on demand.

NOTE 6 – EQUITY - RELATED PARTY TRANSACTIONS

In March 2013, the Company issued the President 10,000 shares for services valued at $5,100.

In November 2013, the Company issued 150,000 shares for services valued at $76,500 to an affiliate of the Chief Financial Officer.

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

The provision for refundable Federal income tax consists of the following as of December 31, 2013 and 2012:

	2013	2012
Current Operations:	$28,000	$10,324
Less: Change in Valuation Allowance	$(28,000)	$(10,324)
Net Provision	$0	$0

The cumulative tax effect at the expected tax rate of 34% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2013 and 2012 are as follows:

Deferred Tax Asset Related to:

	2013	2012
Net Operating Loss Carryover	$81,000	$30,365

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $81,000 at December 31, 2013, and will expire beginning in 2030.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2013.

NOTE 8 – SUBSEQUENT EVENTS

On March 2014, the Company sold the home it had in inventory for $202,000. As a result of this sale, the home was written down to $202,000 from $218564 as an impairment to the value based upon its value at sale subsequent to the balance sheet date.

