Form 10-Q
period 2014-03-31
SPECIALTY CONTRACTORS, INC.
filed 2014-05-15
CIK 1489039

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-166057

SPECIALTY CONTRACTORS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	27-1897718
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8390 LBJ Freeway, 10th Floor, Dallas Texas 75243

(Address of principal executive offices)

(510) 590-2501

(Issuer's telephone number)

1541 E. I-30, Rockwall, Texas 75087

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

As of May 10, 2014, there were 151,999,998 shares of Common Stock of the issuer outstanding.

1

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	March 31, 2014	December 31, 2013
Current assets
Cash	$2,081	$707
Inventory	—	202,000
Total current assets	2,081	202,707

TOTAL ASSETS	$2,081	$202,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,690	$2,284
Accounts payable - related party	58,618	25,840
Due to Shareholder	—	2,803
Line of credit	—	194,622
Total current liabilities	65,308	225,549

TOTAL LIABILITIES	65,308	225,549

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 50,000,000 authorized,
6,937,834 and issued and outstanding at March 31, 2014 and December 31, 2013	6,938	6,938
Additional paid-in-capital	149,804	149,804
Accumulated deficit	(219,969)	(179,584)
Total stockholders’ equity	(63,227)	(22,842)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,081	$202,707

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenue	$202,000	$—
Cost of revenues	230,635	—
Gross Profit	(28,635)	—

Operating Expenses:
General and Administrative	9,639	12,976
Total Operating Expenses	9,639	12,976

Operating Loss	(38,274)	(12,976)

Other Expense
Interest Expense	(2,111)	—
Total Expense	(2,111)	—

Net Loss	$(40,385)	$(12,976)

Basic and Diluted Loss per share	$(0.01)	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	6,937,834	6,781,167

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited)

	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,385)	$(12,976)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock Issued for Services	—	5,100
Changes in operating assets and liabilities:
Inventory	7,378	(1,937)
Accounts payable	4,406	1,862
Accounts Payable – Related Party	32,778	—
Due to Shareholder	(2,803)	750

NET CASH USED BY OPERATING ACTIVITIES	1,374	(7,201)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse merger	—	50,662
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	50,662

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,374	43,461
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	707	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,081	$43,461

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$2,111	$—
NONCASH FINANCING AND INVESTING ACTIVITIES
Settlement of Line-of-Credit Through Sale of Home	$194,622	$—

See accompanying summary of accounting policies and notes to the unaudited consolidated financial statements.

SPECIALTY CONTRACTORS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

On April 21, 2014, Specialty Contractors, Inc. (the “Company”) entered into a Purchase Agreement with the majority shareholders of Ciao Telecom, Inc., a Nevada corporation (“Ciao”), whereby the Company acquired 97.8% of the issued and outstanding shares of Ciao in exchange for the issuance of 119,999,998 shares of the Company’s common stock, in restricted form. As a result of the transaction Ciao became a wholly owned subsidiary of Specialty and the shareholders of Ciao owned a majority of the voting stock of Specialty. The share exchange was treated as a recapitalization of Specialty. As such, Ciao (and its historical financial statements) is the continuing entity for financial reporting purposes. Specialty still owns and operates its subsidiary, Alpha Wise Assets, LLC.

Ciao owns and operates a telecommunications company located in Dallas, Texas. The Company sells mobile devices, mobile service plans, virtual PBX systems, calling cards, IPTV and other wholesale and reseller telecommunications products and services.

The Company operates on a calendar year-end.

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

Going Concern

At March 31, 2014, the Company has limited revenues and cash flows. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 2--INVENTORY

Real estate is recorded at cost. Costs related to the acquisition, development, construction and improvement of properties are capitalized.  Interest costs are capitalized until construction is substantially complete. When sold or otherwise disposed of, the related asset cost and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income. Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred. Inventory of real estate was $0 and $202,000 at March 31, 2014 and December 31, 2013, respectively.

NOTE 3 – LINE OF CREDIT

At March 31, 2014 and December 31, 2014, the Company has a line of credit (“LOC”) with Independent Bank.  The LOC has a $208,500 credit limit, and bears an interest rate of 5.25% per annum, due September 2, 2015. Our former CFO has guaranteed the building loan for the home which was sold in March 2014.  As of March 31, 2014 and December 31, 2013, the amount outstanding under this line of credit was $0 and $196,422, respectively. The amount received from the sale of inventory of $194,622 was applied towards the settlement of the line-of-credit.

The Company has pledged 100% of the inventory owned by Specialty Contractors, Inc. or its affiliates as collateral against this line of credit.  The line of credit has no financial covenants.

NOTE 4 – RELATED PARTY TRANSACTIONS

In March 2013, the Company issued the President 10,000 common shares valued at $5,100 for his services as an officer.

A related party entity, partly owned by Charles Smith, our former CFO, performed work in prior years for the company. As of March 31, 2014, $58,618 was due. This amount is unsecured, noninterest bearing, and due on demand.

NOTE 5 – SUBSEQUENT EVENTS

On April 21, 2014, Specialty Contractors, Inc. (the “Company”) entered into a Purchase Agreement with the majority shareholders of Ciao Telecom, Inc., a Nevada corporation (“Ciao”), whereby the Company acquired 97.8% of the issued and outstanding shares of Ciao in exchange for the issuance of 119,999,998 shares of the Company’s common stock, in restricted form.  As a result of the transaction Ciao became the wholly owned subsidiary of Specialty and the shareholders of Ciao owned a majority of the voting stock of Specialty.    The share exchange was treated as a recapitalization of Specialty.  As such, Ciao (and its historical financial statements) is the continuing entity for financial reporting purposes.  Specialty still owns and operates its subsidiary, Alpha Wise Assets, LLC.  Prior to the Purchase agreement the Company sold 23,062,166 shares for $10,000 to satisfy its debts. After the transaction the Company issued 2,000,000 shares for consulting services.

ITEM 2: Management’s Discussion and Analysis

EXECUTIVE OVERVIEW:

The national economy and the housing market saw strengthening and we saw an increase in sales in our area due to that. We sold our home in inventory in March 2014.

At March 31, 2014, we had just closed on the home we had in inventory and were looking at other lots to build on. Subsequent to the quarter end, on April 21, 2014, the Company entered into a Purchase Agreement with the majority shareholders of Ciao Telecom, Inc., a Nevada corporation (“Ciao”), whereby the Company acquired 97.8% of the issued and outstanding shares of Ciao in exchange for the issuance of 119,999,998 shares of the Company’s common stock, in restricted form.

Ciao owns and operates a telecommunications company located in Dallas, Texas. The Company sells mobile devices, mobile service plans, virtual PBX systems, calling cards, IPTV and other wholesale and reseller telecommunications products and services. As a result of the Purchase Agreement, Eugenio Santos, CEO and chairman of the Board of CIAO, was appointed an officer and director of the Company. Michael Goode, its director and CEO, subsequently resigned.

Result of our operations for the three months ended March 31, 2014 and 2013.

REVENUE:  Revenue was $202,000 and $0 for the three months ended March 31, 2014 and 2013, respectively.

COST OF REVENUE: Cost of revenues was $230,635 and $0 for the three months ended March 31, 2014 and 2013, respectively.

OPERATING EXPENSES. Operating expenses were $9,639 and $12,976 for the three months ended March 31, 2014 and 2013, respectively.

OTHER INCOME AND EXPENSE. Other expense consisted of interest expense of $2,111 and $0 for the three months ended March 31, 2014 and 2013, respectively.

NET LOSS. Our net loss for the three months ended March 31, 2014 and 2013 was $40,385 and $12,976, respectively.

LIQUIDITY AND CAPITAL RESOURCES.  Our principal sources of liquidity have been cash and cash equivalents, and cash generated from operations. As of December 31, 2013, our cash and cash equivalents were $971,596. In addition, we have various credit facilities with Banco Itau, S/A, and Banco Itau UniBanco S/A that are either guaranteed by the company’s directors or are backed by the company’s trade receivables. We expect our current sources of funding to be sufficient to meet the anticipated liquidity requirements of the Company in the next 12 months.

We determine future liquidity requirements, for both operations and capital expenditures, based in large part upon projected financial and operating performance. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. There are a number of risks and uncertainties that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment. We may seek to raise additional debt or equity capital to the extent our projections regarding our liquidity requirements change, or on an opportunistic basis when there are favorable market conditions. On April 22, 2014 the Company filed a Form S-8, Registration Statement, announcing a Consultant and Employee Stock Plan for 2014. 10,000,000 shares are to be registered with a maximum price of $0.50 per share for a maximum aggregate of $5,000,000.

Prior to the completion of the purchase agreement on April 21, 2014, our sources of liquidity were predominately through advances from a line-of-credit agreement that had a $208,500 credit limit and related party loans. As of March 31, 2013, our cash and cash equivalents were $2,081 and the line-of-credit balance was $0.

The Company believes it will have to raise additional capital to fund its business operations for the next twelve months.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company relies on one primary funding source for short term liquidity needs: advances from the line of credit. The Company has borrowed $194,622 and $176,086 as of March 31, 2014 and December 31, 2013, respectively, for working capital.  The line of credit accrues interest at 5.25%. We finance our inventory through the line of credit. We do not have any commitments for equity funding at this time. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow provided by Operating Activities for the three months ended March 31, 2014 was $1,374.   Future cash flow will be derived from line of credit advances to fund our expected loss.

GOING CONCERN: The Company has limited operations and has negative working capital of $63,227 and an accumulated deficit of $219,969 as of March 31, 2014. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

GOING CONCERN: The Company had limited operations and has negative working capital of $63,381 and an accumulated deficit of $220,123 as of March 31, 2014. On April 21, 2014 the Company entered into a Purchase Agreement with the majority shareholders of Ciao Telecom, Inc., a Nevada corporation (“Ciao”), whereby the Company acquired 97.8% of the issued and outstanding shares of Ciao in exchange for the issuance of 119,999,998 shares of the Company’s common stock, in restricted form.

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

Based upon an evaluation conducted for the period ended March 31, 2014, our Chief Executive Officer and Chief Financial Officer as of March 31, 2014 and as of the date of this report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

–   Reliance upon third party financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

–   Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

A Form 8-K/A was filed on February 4, 2014 and amended on March 27, 2014 to amend the treatment of the Company’s purchase of Alpha Wise Assets, LLC, the entity purchased by the Company on February 28, 2013.

Subsequent to quarter end, a Form 8-K was filed on April 25, 2014 to announce that on April 21, 2014, Specialty Contractors, Inc. (the “Company”) entered into a Purchase Agreement with the majority shareholders of Ciao Telecom, Inc., a Nevada corporation (“Ciao”), whereby the Company acquired 97.8% of the issued and outstanding shares of Ciao in exchange for the issuance of 119,999,998 shares of the Company’s common stock, in restricted form.

Ciao owns and operates a telecommunications company located in Dallas, Texas. The Company sells mobile devices, mobile service plans, virtual PBX systems, calling cards, IPTV and other wholesale and reseller telecommunications products and services. As a result of the Purchase Agreement, Eugenio Santos, CEO and chairman of the Board of CIAO, was appointed an officer and director of the Company. Michael Goode, its director and CEO, subsequently resigned.

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

By /s/ Eugenio Santos

Eugenio Santos, Chief Executive Officer

Date: May 15, 2014

